Form 10QSB
period 1999-12-31
AZONIC CORP
filed 2000-02-10
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended December 31, 1999                  Commission File No. 0-28315


                               AZONIC CORPORATION
             (Exact name of Registrant as specified in its charter)


            NEVADA                                             84-1517404
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
incorporation or organization)


          6521 W. Calhoun Place
           Littleton, Colorado                                   80123
(Address of Principal Executive Offices)                       (Zip Code)


                                 (303) 794-8102
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

     Yes ___   No X

The number of shares outstanding of each of the Registrant's classes of common equity, as of December 31, 1999 are as follows:


          Class of Securities                           Shares Outstanding
          -------------------                           ------------------
     Common Stock, $.001 par value                          6,000,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

         PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements .............................................  3

         Balance Sheets:

         As of December 31, 1999 (Unaudited) and March 31, 1999 ...........  3

         Statement of Operations (Unaudited):

         For the nine months ended December 31, 1999 and 1998
         and Cumulative from inception (May 1, 1996)
         through December 31, 1999 ........................................  4

         Comparison of quarter ended December 31, 1999
         with quarter ended December 31, 1998 .............................  5

         Statements of Cash Flows (Unaudited):

         For the nine months ended December 31, 1999 and 1998
         and Cumulative from inception (May 1, 1996)
         through December 31, 1999 ........................................  6

         For the three months ended December 31, 1999 and 1998 ............  7

         Statement of Changes in Stockholders' Equity (Unaudited):

         From inception  (May 1, 1996) through December 31, 1999 ..........  8

         Notes to Financial Statements (Unaudited) ........................  9


Item 2.  Management's Discussion and Analysis or Plan of Operation ........ 11


         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ................................. 13


         Signatures ....................................................... 13

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS
                                                          (Unaudited)  (Audited)
                                                             Dec 31      Mar 31
                                                              1999        1999
                                                              ----        ----

Current Assets:                                              $ -0-       $ -0-

Plant, Property and Equipment:                                 -0-         -0-

Other Assets:
     Organization costs - net-                                 -0-         -0-
                                                             ------      -----

TOTAL ASSETS                                                 $ -0-       $ -0-
                                                             ======      =====



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                         $ -0-       $ -0-

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;                                 -0-         -0-
  none issued and outstanding

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  1,000,000 shares outstanding 3/31/99                         -0-       1,000
  6,000,000 shares outstanding 12/31/99                       6,000        -0-

Paid in Capital (deficit)                                    (5,700)      (950)

Deficit accumulated during
The development stage                                          (300)       (50)
                                                             ------      -----

    Total Stockholders' Equity                                 -0-         -0-
                                                             ------      -----

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             $ -0-       $ -0-
                                                             ======      =====


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted



                                    (Unaudited)    (Unaudited)      May 1, 1996
                                     9 Months        9 Months       (Inception)
                                       Ended           Ended             to
                                     12-31-99        12-31-98       Dec 31, 1999
                                     --------        --------       ------------

Revenues:                          $      -0-      $       -0-      $       -0-
                                   ----------      -----------      -----------

Costs and Expenses:
    Amortization                          -0-                7               50
    Management                            250              -0-              250
                                   ----------      -----------      -----------

Net (Loss) from Operations               (250)              (7)            (300)

Other Income (Expense)                    -0-              -0-              -0-
                                   ----------      -----------      -----------

Net (Loss) for the Period          $     (250)     $        (7)     $      (300)
                                   ==========      ===========      ===========

(Loss) per common share            $     (.00)     $      (.00)
                                   ==========      ===========
Weighted Average
Shares Outstanding                  3,600,000        1,000,000
                                   ==========      ===========










    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted



                                 (Unaudited)      (Unaudited)
                                  3 Months         3 Months
                                    Ended            Ended
                                  12-31-99         12-31-98           Change
                                  --------         --------           ------


Revenues:                        $       -0-      $       -0-       $       -0-
                                 -----------      -----------       -----------

Costs and Expenses:
    Amortization                         -0-                2                (2)
    Management                           -0-              -0-               -0-
                                 -----------      -----------       -----------

Net (Loss) from Operations               -0-               (2)                2

Other Income (Expense)                   -0-              -0-               -0-
                                 -----------      -----------       -----------

Net (Loss) for the Period        $       -0-      $        (2)      $         2
                                 ===========      ===========       ===========


(Loss) per common share          $      (.00)     $      (.00)
                                 ===========      ===========

Weighted Average
Shares Outstanding                 6,000,000        1,000,000
                                 ===========      ===========

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                                      (Unaudited)    (Unaudited)    May 1, 1996
                                       9 Months       9 Months      (Inception)
                                        Ended           Ended           to
                                       12-31-99       12-31-98      Dec 31, 1999
                                       --------       --------      ------------

Cash Flows from
     Operating Activities                $ -0-           $ -0-          $ -0-

Cash Flows from
     Investing Activities                  -0-             -0-            -0-

Cash Flows from
     Financing Activities                  -0-             -0-            -0-
                                         -------         ------         -------

Net Increase (Decrease)                    -0-             -0-            -0-

Beginning Cash Balance                     -0-             -0-            -0-
                                         -------         ------         -------

Cash Balance - End of Period             $ -0-           $ -0-          $ -0-
                                         =======         ======         =======

Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs                     $ -0-           $ -0-          $    50
                                         =======         ======         =======

Common Stock issued for services         $   250         $ -0-          $   250
                                         =======         ======         =======









    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                                                      (Unaudited)    (Unaudited)
                                                        3 Months       3 Months
                                                         Ended          Ended
                                                        12-31-99       12-31-98
                                                        --------       --------

Cash Flows from
     Operating Activities                                 $ -0-         $ -0-

Cash Flows from
     Investing Activities                                   -0-           -0-

Cash Flows from
     Financing Activities                                   -0-           -0-
                                                          -----         -----

Net Increase (Decrease)                                     -0-           -0-

Beginning Cash Balance                                      -0-           -0-
                                                          -----         -----

Cash Balance - End of Period                              $ -0-         $ -0-
                                                          =====         =====


Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs                                      $ -0-         $ -0-
                                                          =====         =====

Common Stock issued for services                          $ -0-         $ -0-
                                                          =====         =====







    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period May 1, 1996 (Inception) to December 31, 1999


                                           Common Stock                Deficit
                                 ---------------------------------   Accumulated
                                                          Paid-in       from
                                  Shares      Amount     (Deficit)    Inception
                                  ------      ------     ---------    ---------

Balances May 1, 1996                   -0-       $ -0-       $ -0-        $ -0-

Common stock issued
For services & costs             1,000,000       1,000        (950)

Net Loss 3-31-97                       -0-         -0-         -0-           (9)
                                 ---------   ---------   ---------    ---------

Balance 3-31-97                  1,000,000       1,000        (950)          (9)

Net loss 3-31-98                       -0-         -0-         -0-          (10)
                                 ---------   ---------   ---------    ---------

Balance 3-31-98                  1,000,000       1,000        (950)         (19)

Net loss 3-31-99                       -0-         -0-         -0-          (31)
                                 ---------   ---------   ---------    ---------

Balance 3-31-99                  1,000,000       1,000        (950)         (50)

Common stock issued
For services                     5,000,000       5,000      (4,750)

Net loss for Nine Months
Ended 12-31-99                         -0-         -0-         -0-         (250)
                                 ---------   ---------   ---------    ---------
Balance 12-31-99                 6,000,000   $   6,000   $  (5,700)   $    (300)
                                 =========   =========   =========    =========










    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                December 31, 1999

NOTE 1: THE COMPANY
-------------------
Organization and Nature of Operations - The financial statements presented are those of Azonic Corporation. The Company is a development stage company with no operations. The Company is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses. Its principal executive offices are located at 6521 W. Calhoun Place, Littleton, Colorado 80123.

Condensed Financial Statements - The financial statements dated 12-31-99 included herein have been prepared by Azonic Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Income Taxes - The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at December 31, 1999.

NOTE 2: INCOME TAXES
--------------------
As of December 31, 1999 the Company had net operating loss carryforwards of $300, which expire in varying amounts from 2012 to 2014. Generally, these operating losses are available to offset future federal and state taxable income.

NOTE 3: RELATED PARTY TRANSACTIONS
----------------------------------
The Company's corporate offices are located in the personal residence of a stockholder and board member on a rent-free basis.

NOTE 4: STOCKHOLDERS' EQUITY
----------------------------
Capital Structure - The Company was originally incorporated under Colorado law on May 1, 1996, under the name of Grand Canyon Ventures Two, Incorporated. In June 1998, the Company amended its Articles of Incorporation and changed its name to Azonic Engineering, Incorporated. On September 17, 1999, Azonic Corporation was formed in Nevada. On November 23, 1999 Azonic Engineering, Incorporated was merged into Azonic Corporation. The Company's authorized stock now consists of 55 million shares of $.001 par value stock, of which 50 million shares are designated as common stock and 5 million shares are designated as preferred stock. Stockholders' equity has been restated from inception to conform to the current capital structure.

Preferred Stock - No shares of the Company's preferred stock have been issued as of December 31, 1999. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

Common Stock - 1,000,000 shares of common stock have been issued at $0.00005 in exchange for services performed and costs advanced to organize the Company in May 1996.

On August 10, 1999, the board of directors authorized the issuance of 5,000,000 shares of common stock at $0.00005 per share to the Company's president in exchange for services valued at $250.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Azonic that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Azonic or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Azonic concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Azonic is in the development stage, with only very limited assets, and that for Azonic to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Azonic's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. Azonic was incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was redomiciled to the state of Nevada by merging into its wholly owned subsidiary Azonic Corporation ("Company"), a Nevada corporation, which now is the name of the Company.

     The Company is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than occasionally searching for a business or venture to acquire, as described below, nor had revenues other than interest income since its inception.

PLAN of OPERATION

     Azonic is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Azonic will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Azonic will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Azonic's shareholders. For further information on Azonic's plan of operation and business, please consult Azonic's registration statement on Form 10SB-12G available on the EDGAR system of the U.S. Securities and Exchange Commission.

     Azonic does not intend to do any product research or development. Azonic does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, Azonic does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

     COMPETITION. Azonic will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which Azonic, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than Azonic's Management. Moreover, Azonic also will be competing with numerous other blank check companies for such opportunities.

     EMPLOYEES. Azonic has no full-time employees, and its only employees currently are its officers. It is not expected that Azonic will have additional full-time or other employees except as a result of completing a combination.

RESULTS OF OPERATIONS

     THIRD QUARTER 1999 - During the third fiscal quarter ended December 31, 1999, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

     THIRD QUARTER 1998 - During the third fiscal quarter ended December 31, 1998, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     Azonic had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $300.

     Azonic has no commitment for any capital expenditure and foresees none. However, Azonic will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Azonic's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending March 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Azonic's current management and its counsel have informally agreed to continue rendering services to Azonic and to not demand payment of sums owed unless and until Azonic completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Azonic debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Azonic without charge.

     Azonic will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Azonic is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Azonic believes that management members or shareholders will loan funds to Azonic as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Azonic, however, and it is not certain they will always want or be financially able to do so. Azonic shareholders and management members who advance money to Azonic to cover operating expenses will expect to be reimbursed, either by Azonic or by the company acquired, prior to or at the time of completing a combination. Azonic has no intention of borrowing money to reimburse or pay salaries to any Azonic officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Azonic to raise capital, although sales of securities may be necessary to obtain needed funds. Azonic's current managment and its counsel have agreed to continue their services to Azonic and to accrue sums owed them for services and expenses and expect payment reimbursement only

     Should existing management or shareholders refuse to advance needed funds, however, Azonic would be forced to turn to outside parties to either loan money to Azonic or buy Azonic securities. There is no assurance whatever that Azonic will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Azonic, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in Azonic's stock and could result in fines and penalties to Azonic under the Exchange Act;

     (2) curtailing or eliminating Azonic's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     Azonic hopes to require potential candidate companies to deposit funds with Azonic that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by Azonic's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

YEAR 2000 ISSUES

     Azonic has not suffered any Y2K related problems and does not anticipate that it will suffer any losses as a result of Y2K problems. However, if general economic problems resulting from Y2K issues were to be severe and prolonged, demand for blank check companies such as Azonic could be reduced or eliminated for an unknown period of time. Because Azonic regularly backs up its records and documents maintained on computer, any computer failure should not directly cause Azonic more than a modest inconvenience at worst.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  EXHIBITS. Exhibit 27 - Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K. None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 9, 2000
                                          AZONIC CORPORATION




                                          By /s/ J.R. Nelson
                                          ------------------
                                          J.R. Nelson, Chief Executive Officer
                                          and Chief Financial Officer