Form 10KSB
period 2000-03-31
AZONIC CORP
filed 2000-06-28
CIK 1099561

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For fiscal year ended March 31, 2000            Commission File No. 0-28315


                               AZONIC CORPORATION
             (Exact name of registrant as specified in its charter)

                 NEVADA                                   84-1517404
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

          6521 W. Calhoun Place
        Littleon, Colorado 80123                        (303) 794-8102
(Address of Principal's Executive Offices)        (Registrant's Telephone No.
                                                        incl. area code)

     Securities registered pursuant to
          Section 12(b) of the Act:                NONE

     Securities registered pursuant to
          Section 12(g) of the Act:                Common stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         Yes        No   X
            ------    -------

     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Yes   X    No
            -------  --------

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 62,000 shares of common stock of the registrant held by non-affiliates on March 31, 2000, was not determinable.

     At March 31, 2000, a total of 6,000,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS




                                     PART I


         Item 1.        Description of Business ..........................   3

         Item 2.        Description of Property ..........................   11

         Item 3.        Legal Proceedings ................................   11

         Item 4.        Submission of Matters to a Vote of
                        Security Holders .................................   12


                                     PART II


         Item 5.        Market for the Registrant's Common
                        Equity and Related Stockholder Matters ...........   12

         Item 6.        Management's Discussion and Analysis
                        or Plan of Operation..............................   12

         Item 7.        Financial Statements .............................   14

         Item 8.        Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure ...........   14


                                    PART III


         Item 9.        Directors, Executive Officers, Promoters
                        and Control Persons;
                        Compliance with Section 16(a)
                        of the Exchange Act ..............................   15

         Item 10.       Executive Compensation ...........................   17

         Item 11.       Security Ownership of Certain Beneficial
                        Owners and Management ............................   18

         Item 12.       Certain Relationships and Related Transactions ...   19

         Item 13.       Exhibits and Reports on Form 8-K .................   19


                        Index to Financial Statements ....................   20


                        Financial Statements .............................   F-1


                        Signatures .......................................   21

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

                                     PART I
Item 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Azonic was incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation ("Azonic Colorado") on June 23, 1998. On November 12, 1999, it was redomiciled to the state of Nevada by merging into its wholly owned subsidiary Azonic Corporation ("Azonic" or "Company"), a Nevada corporation, which now is the name of the Company.

     Azonic has not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since its inception.

EXCHANGE ACT REGISTRATION

     Azonic has a registration statement on Form 10SB-12G in effect. Azonic is required to file quarterly, annual and other reports and other information with the Securities and Exchange Commission ("SEC" or "Commission") as required by the Securities Act of 1934 ("Exchange Act"). If Azonic's duty to file reports under the Exchange Act is suspended, Azonic intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

PROPOSED BUSINESS

     Azonic intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that Azonic will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Azonic, without offering their own securities to the public. Azonic will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Azonic has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination.

     Depending upon the nature of the transaction, the current officers and directors of Azonic probably will resign their directorship and officer positions with Azonic in connection with Azonic's consummation of a business combination. See "Form of Acquisition" below. Azonic's current management will not have any control over the conduct of Azonic's business following Azonic's completion of a business combination.

     It is anticipated that business opportunities will come to Azonic's attention from various sources, including its management, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. Azonic has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for Azonic. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

     PRE-COMBINATION ACTIVITIES. Azonic is a "blank check" company, defined as an inactive, publicly quoted company with nominal assets and liabilities. With these characteristics, management believes that Azonic will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Azonic, without offering their own securities to the public. The term "business combination" (or "combination") means the result of
(i) a statutory merger of a combination candidate into or its consolidation with Azonic or a wholly owned subsidiary of Azonic formed for the purpose of the merger or consolidation, (ii) the exchange of securities of Azonic for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by Azonic for cash or other value to a business entity or individual, and similar transactions.

     A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of Azonic's shareholders prior to consummation. Pending negotiation and consummation of a combination, Azonic anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

     Azonic anticipates that the business opportunities presented to it will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

     Azonic will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Azonic will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

     Azonic has not entered into any agreement or understanding of any kind with any person regarding a business combination. There is no assurance that Azonic will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to Azonic. Azonic's Board of Directors has not established a time limitation by which it must consummate a suitable combination; however, if Azonic is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of Azonic's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution. It is anticipated that Azonic will not be able to diversify, but will essentially be limited to one such venture because of Azonic's lack of capital. This lack of diversification will not permit Azonic to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase Azonic's securities.

     Azonic's board of directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. Azonic's shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by Azonic management for acquisition. Generally, the prior approval of Azonic's shareholders will be required for any statutory merger of Azonic with or into another company, but shareholder approval will not be required if the following requirements are met: (1) Azonic's articles of incorporation will not change as a result of the merger; (2) following the merger, each person who was a Azonic shareholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights; and (3) the number of Azonic voting and participating shares which are outstanding prior to the merger is not increased more than 20% as a result of the merger, giving effect to the conversion of convertible securities and the exercise of warrants, options and other rights issued in the merger. It is likely, however, in management's opinion that any combination entered into by Azonic that takes the form of a merger will result in the issuance of additional shares exceeding the 20% limitation. Shareholder approval also will not be required as to any "short-form merger," meaning the merger into Azonic of a company in which Azonic already owns 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of Azonic's shareholders will not be required by law so long as it is Azonic that acquires the shares or assets of the other company.

     However, it is anticipated that Azonic's shareholders will, prior to completion of any combination, be given information about the candidate company's business, financial condition, management and other information required by ITEMs 6(a), (d), (e), 7 and 8 of Schedule 14A of Regulation 14A under the Exchange Act, which is substantially the same information as required in a proxy statement.

     COMBINATION SUITABILITY STANDARDS. The analysis of candidate companies will be undertaken by or under the supervision of Azonic's President, who is not a professional business analyst. See "MANAGEMENT" below.

     To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Azonic will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because Azonic may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that Azonic will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

     Otherwise, Azonic anticipates that it may consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. Azonic's perception of how any particular candidate will be received by the investment community and by Azonic's stockholders;

     3. Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Azonic to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the SEC.

     4. Capital requirements and anticipated availability of required funds, to be provided by Azonic or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5.   The extent to which the candidate can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by Azonic as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of Azonic's limited capital available for investigation and management's limited experience in business analysis, Azonic may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Azonic cannot predict when it may participate in a business combination. It expects, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

     Management believes that various types of potential merger or acquisition candidates might find a business combination with Azonic to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with Azonic to be an attractive alternative.

     Prior to consummation of any combination (other than a mere sale by Azonic insiders of a controlling interest in Azonic's common stock) Azonic intends to require that the combination candidate provide Azonic the financial statements required by ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to Azonic's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy Azonic's reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, Azonic management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with Azonic too burdensome and expensive in light of the perceived potential benefits from a combination.

     FORM OF ACQUISITION. It is impossible to predict the manner in which Azonic may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of Azonic and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of Azonic and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. Azonic may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of Azonic with other corporations or forms of business organization, and although it is likely, there is no assurance that Azonic would be the surviving entity. In addition, the present management and stockholders of Azonic most likely will not have control of a majority of the voting shares of Azonic following a reorganization transaction. As part of such a transaction, Azonic's existing directors may resign and new directors may be appointed without any vote or opportunity for approval by Azonic's shareholders.

     It is likely that Azonic will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of Azonic. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, Azonic's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of Azonic prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in Azonic by the current officers, directors and principal shareholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, Azonic may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in Azonic's securities may have a depressive effect upon such market.

     Azonic will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, Azonic anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither Azonic nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of Azonic to pay until an indeterminate future time may make it impossible to procure goods and services.

     POST-COMBINATION ACTIVITIES. Management anticipates that, following consummation of a combination, control of Azonic will change as a result of the issuance of additional Common Stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of Azonic with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of control of Azonic there should arise any arrangement or understanding for a change in a majority of Azonic's directors and the change in the board of directors is not approved in advance by Azonic's shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Securities and Exchange Commission and sent to Azonic's shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

     Following consummation of a combination, management anticipates that Azonic will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information as to the business acquired called for by ITEM 101 of Regulation S-B.

POTENTIAL BENEFITS to INSIDERS

     In connection with a business combination, it is possible that shares of common stock constituting control of Azonic may be purchased from the current principal shareholders ("insiders") of Azonic by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In Azonic's judgment, none of its officers and directors would as a result of such a sale become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision Azonic prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by Azonic insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that Azonic shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, Azonic shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

     Azonic may require that a company being acquired repay all advances made to Azonic by Azonic shareholders and management, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from Azonic insiders or paying compensation to any Azonic officer, director or shareholder or their respective affiliates.

POSSIBLE ORIGINATION of a BUSINESS

     The Board of Directors has left open the possibility that, instead of seeking a business combination, Azonic may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve Azonic's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that Azonic may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for Azonic.

     Any funds needed to originate and develop a business would almost certainly be raised from the sale of Azonic's securities, since Azonic lacks the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of Azonic would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. Azonic has no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

USE OF CONSULTANTS and FINDERS

     Although there are no current plans to do so, Azonic management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which Azonic completes a combination. Since Azonic management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of the limited resources of Azonic, it is likely that any such fee Azonic agrees to pay would be paid in stock and not in cash. Azonic has had no discussions, and has entered into no arrangements or understandings, with any consultant or finder. Azonic's officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by Azonic on any basis.

     It is possible that compensation in the form of common stock, options, warrants or other securities of Azonic, cash or any combination thereof, may be paid to outside consultants or finders. No securities of Azonic will be paid to officers, directors or promoters of Azonic nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by Azonic. It is possible that the payment of such compensation may become a factor in any negotiations for Azonic's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of Azonic's shareholders, and there is no assurance that any such conflicts will be resolved in favor of Azonic's shareholders.

RISK FACTORS

     At this time the shares of Azonic are speculative and involve a high degree of risk, for the reasons following. Azonic is in the development stage with no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for Azonic to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that Azonic will be successful in completing a combination or originating a business, nor that Azonic will be successful or that its shares will have any value even if a combination is completed or a business originated.

     Azonic's officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by Azonic, yet Azonic will be solely dependent on them. Azonic lacks the funds or other incentive to hire full-time experienced management. Each of Azonic's management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to Azonic only on an as-needed basis. Moreover, members of management are involved in other companies also seeking to engage in a combination, and conflicts of interest could arise in the event they come across a desirable combination candidate. No assurance exists that all or any such conflicts will be resolved in favor of Azonic.

     After completion of a combination, the current shareholders of Azonic may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by Azonic almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct Azonic and may not have an effective voice in their selection.

STATE SECURITIES LAWS CONSIDERATIONS

     Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by
Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a "reporting company," meaning that it files reports with the SEC pursuant to
Section 13 or 15(d) of the Exchange Act.

     Section 18 as amended preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

     The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like Azonic. Section 18, however, of the Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by Azonic as a precondition to secondary trading of its shares in those states, they cannot, so long as Azonic is a reporting issuer, prohibit, limit or condition trading in Azonic's securities based on the fact that Azonic is or ever was a blank check company. Azonic will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, Azonic's stock is not actively traded in any market, and an active market in its common stock is not expected to arise, if ever, until after completion of a business combination.

NO INVESTMENT COMPANY ACT REGULATION

     Prior to completing a combination, Azonic will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause it to be classified as an "investment company" under the Investment Company Act of 1940 ("1940 Act"). To avoid becoming an investment company, not more than 40% of the value of Azonic's assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because Azonic will not own less than a majority of any assets or business acquired, it does not anticipate that it will not be regulated as an investment company. Azonic will not pursue any combination unless it will result in Azonic owning at least a majority interest in the business acquired.

COMPETITION

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

EMPLOYEES

     Azonic has no full-time employees, and its only employees currently are its officers. It is not expected that Azonic will have additional full-time or other employees except as a result of completing a combination.

Item 2.  DESCRIPTION OF PROPERTY.

     Azonic neither owns nor leases any real estate or other properties. Azonic's offices are located at 6521 W. Calhoun Place, Littleton, Colorado 80123, and are provided at no charge by its President. This arrangement will continue and is believed to be adequate for Azonic's needs until Azonic completes an acquisition of an operating business, in which latter event the offices of Azonic undoubtedly will be the same as those of the acquired company.

Item 3.  LEGAL PROCEEDINGS.

      There are no legal proceedings which are pending or have been threatened against Azonic or any officer, director or control person of which management is aware.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the fiscal year ended March 31, 2000, and no meeting of shareholders was held.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

PRICE RANGE OF COMMON STOCK

     During the fiscal year ended March 31, 2000, the Common Shares were quoted under symbol "AZON" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., but few transactions have taken place, and there is no market for the Common Shares at this time. Currently the common shares are quoted at a bid price of $1.53 and ask price of $20.00.

     There currently is no active public market for Azonic's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until Azonic's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

     For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Azonic's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Azonic's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

HOLDERS

     Azonic had approximately 34 shareholders of record as of March 31, 2000, which number may not include shareholders whose shares are held in street or nominee names.

DIVIDENDS

     Azonic does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on Azonic's earnings (if any) and its cash requirements at that time.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN of OPERATION

     Azonic is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination.. Azonic will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Azonic will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Azonic's shareholders. For further information on Azonic's plan of operation and business, see PART I, Item 1 above.

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

RESULTS OF OPERATIONS

     2000. For the fiscal year ended March 31, 2000, Azonic had no revenues and incurred a net loss of $250 as compared to a net loss of $31 for the fiscal year ended March 31, 1999. Expenses in fiscal 2000 related primarily to miscellaneous filing fees, accounting fees and legal fees.

     1999. For the fiscal year ended March 31, 1999, Azonic had no revenues and incurred a net loss of $31 as compared to a net loss of $19 for the fiscal year ended March 31, 1998. Expenses in fiscal 1999 consisted of miscellaneous items.

LIQUIDITY and CAPITAL RESOURCES

     All legal and accounting costs are paid for and provided without charge to the Company by Nordstrom, Forbes & Lincoln, Inc., a corporate entity for which the Company's President is also a shareholder and its President. Azonic had no in cash on hand at March 31, 2000 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $300.00.

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

     Azonic will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Azonic is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Azonic believes that management members or shareholders will loan funds to Azonic as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Azonic, however, and it is not certain they will always want or be financially able to do so. Azonic shareholders and management members who advance money to Azonic to cover operating expenses will expect to be reimbursed, either by Azonic or by the company acquired, prior to or at the time of completing a combination. Azonic has no intention of borrowing money to reimburse or pay salaries to any Azonic officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Azonic to raise capital, although sales of securities may be necessary to obtain needed funds. Azonic's current management and its counsel have agreed to continue their services to Azonic and to accrue sums owed them for services and expenses and expect payment reimbursement only

     Should existing management or shareholders refuse to advance needed funds, however, Azonic would be forced to turn to outside parties to either loan money to Azonic or buy Azonic securities. There is no assurance whatever that Azonic will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Azonic, including among others:

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

YEAR 2000 ISSUES

     Azonic has not suffered any Year 2000 ("Y2K") computer-related problems and does not anticipate that it will suffer any losses as a result of Y2K problems. However, if general economic problems resulting from Y2K issues were to be severe and prolonged, demand for blank check companies such as Azonic could be reduced or eliminated for an unknown period of time. Because Azonic regularly backs up its records and documents maintained on computer, any computer failure should not directly cause Azonic more than a modest inconvenience at worst.

Item 7.  FINANCIAL STATEMENTS.

      The index to the financial statements appears at page 20.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION of CURRENT
  DIRECTORS and EXECUTIVE OFFICERS

     The persons who serve as directors and executive officers of Azonic, their ages, positions and tenure held in Azonic, are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships between any director or executive officer.

      Name                Age                             Position
      ----                ---                             --------
J. R. Nelson              58                Director and Chairman of the Board,
                                            President, Chief Executive Officer,
                                            Chief Financial and Accounting
                                            Officer, since inception

BIOGRAPHICAL INFORMATION

     The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. None of such persons has ever devoted full time or any significant time to Azonic's business. These persons have agreed to devote only such time to Azonic's business as seems reasonable and necessary from time to time.

     J. R. NELSON. Mr. Nelson received a B.A. Degree in Communications with an English minor and additional courses in Psychology. Until 1983 Mr. Nelson was an Officer and Director of J.R. Nelson and Associates, Inc., a technical recruiting company with over 250 employees that he cofounded in 1971. After selling his ownership in 1983, he has since been self-employed as a business consultant. Mr. Nelson is an executive officer or director of Boochm Systems, Incorporated, a company that files or is required to file reports with the SEC.

SIGNIFICANT EMPLOYEES

     None, other than officers of Azonic listed above.

POTENTIAL CONFLICTS of INTEREST

     Certain of the Company's officers and directors are now and may in the future from time to time be affiliated with other blank check companies having a similar business plan to that of Azonic ("Affiliated Companies") which may compete directly or indirectly with Azonic. Azonic has not identified a specific business area, industry or industry segment in which it will seek combination candidates. Azonic has made a determination that it will not concentrate its search for combination candidates in any particular business, industry or industry segment, since any such determination is potentially limiting and confers no advantage to Azonic or its shareholders. Certain specific conflicts of interest may include those discussed below.

     1. The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of Azonic. The nature of these conflicts of interest may vary. There may be circumstances in which an

Affiliated Company may take advantage of an opportunity that might be suitable for Azonic. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to Azonic and its shareholders, the officers and directors of Azonic have a fiduciary responsibility to Azonic and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for Azonic and its shareholders.

     2. The officers and directors of Azonic serve as officers or directors of one or more Affiliated Companies and may serve as officers and directors of other Affiliated Companies in the future. Azonic's officers and directors are required to devote only so much of their time to Azonic's affairs as they deem appropriate, in their sole discretion. As a result, Azonic's officers and directors may have conflicts of interest in allocating their management time, services, and functions among Azonic and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

     3. The Affiliated Companies may compete directly or indirectly with that of Azonic for the acquisition of available, desirable combination candidates. There may be factors unique to Azonic or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to Azonic and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to Azonic as if no conflicts existed. Members of Azonic's management who also are members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of the other Affiliated Company.

     Should a potential acquisition be equally available to and desirable for both Azonic and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to Azonic shareholders that a desirable acquisition available to Azonic may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both Azonic and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by Azonic, and there is no assurance when - or if - an acquisition ever will be completed.

     4. Certain conflicts of interest exist and will continue to exist between Azonic and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to Azonic's affairs. Azonic has not established policies or procedures for the resolution of current or potential conflicts of interest between Azonic and its management.

     As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as the Company, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet Azonic's selection criteria. It is likely, however, that the combination criteria of Azonic and any Affiliated Companies will be substantially identical. Ultimately, Azonic's shareholders ultimately must rely on the fiduciary responsibility owed to them by Azonic's officers and directors.

     There can be no assurance that members of management will resolve all conflicts of interest in Azonic's favor. The officers and directors are accountable to Azonic and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling Azonic's affairs and in their dealings with Azonic. Failure by them to conduct Azonic's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to Azonic should consult their counsel.

EXCLUSION of DIRECTOR LIABILITY

     Pursuant to the General Corporation Law of Nevada, Azonic's Certificate of Incorporation excludes personal liability on the part of its directors to Azonic for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     During the fiscal year ended March 31, 2000, Azonic paid no cash or cash equivalent compensation to its executive officers and directors. Azonic has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.

COMPENSATION PURSUANT to PLANS

     Since inception of Azonic and through the date of this report, no director or executive officer has received compensation from Azonic pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of Azonic, although Azonic anticipates that it will compensate its officers and directors for services to Azonic with stock or options to purchase stock, in lieu of cash.

     Azonic currently has in place an employee stock compensation plan and compensatory stock option plan. Azonic has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted, although other plans may be adopted by new management following completion of a business combination.

EMPLOYEE STOCK COMPENSATION PLAN

     Azonic has adopted the 1998 Employee Stock Compensation Plan for employees, officers, directors of Azonic and advisors to Azonic (the "ESC Plan"). Azonic has reserved a maximum of 1,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and Azonic will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors. No Common Stock has been awarded under the ESC Plan.

COMPENSATORY STOCK OPTION PLAN

     Azonic has adopted the 1998 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). Azonic has reserved a maximum of 1,500,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Azonic will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors.

COMPENSATION OF DIRECTORS

     Azonic has no standard arrangements in place or currently contemplated to compensate Azonic directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

     No person has entered into any employment or similar contract with Azonic. It is not anticipated that Azonic will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 2000, the stock ownership of each officer and director of Azonic, of all officers and directors of Azonic as a group, and of each person known by Azonic to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of Azonic, except as noted.

Name and Address                           Amount & Nature
  of Beneficial                             of Beneficial          Percent
     Owner                                   Ownership             of Class
----------------                           --------------          --------

*J. R. Nelson ..........................    5,335,000 (1)            88.9%
  6521 W. Calhoun Place
  Littleton, Colorado 80123

John Brasher ...........................      353,000 (2)             5.9%
  9 Cherrymoor Drive
  Englewood, Colorado 80110

*All directors & officers ..............    5,335,000                88.9%
  as a group (1 person)

     (1) Mr. Nelson is an officer and director of and owns approximately 40% of the common stock of Nordstrom, Forbes & Lincoln Incorporated, a Colorado corporation ("NFL") which owns 200,000 shares of Azonic common stock. Mr. Nelson claims beneficial ownership as to these shares. However, Mr. Nelson disclaims beneficial ownership as to 10,000 shares held by his wife, D.K. Nelson, and as to 5,000 shares held by his wife for the benefit of their minor child.

     (2) Mr. Brasher claims beneficial ownership of 20,000 shares of common stock owned by Yakima Corp., owned jointly by him and his wife, Lisa
          K. Brasher. Mr. Brasher disclaims ownership of 5,000 shares of common stock held by his wife as trustee of a trust established for their minor children. Mr. Brasher owns approximately 40% of the common stock of NFL but disclaims beneficial ownership of the Azonic shares owned by NFL.

CHANGES in CONTROL

     A change of control of Azonic probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of Azonic and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Azonic is not indebted to any current or former officer, director, promoter or control person. Azonic has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to Azonic, loan money or otherwise provide funds to Azonic, although management expects that one or more of such persons may make funds available to Azonic in the event of need to cover operating expenses.

     No officer, director or employee of Azonic or its predecessor received a salary of $60,000 or more in 2000 or 1999. There were no transactions, or series of transactions, for the fiscal years ended March 31, 2000 or 1999, nor are there any currently proposed transactions, or series of transactions, to which Azonic is (or Azonic or its predecessor was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Azonic any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, Azonic will furnish any exhibit indicated in the list below as filed with report upon payment to Azonic of its expenses in furnishing the information.

     3.1  Articles of Incorporation of Grand Canyon Ventures Two,
          Incorporated, incorporated by reference to Exhibit 3.1
          to registration statement on Form 10SB-12G, file
          No. 0-28315 dated November 23, 1999............................... 1

     3.5  Amendment to Articles of Incorporation of Grand Canyon
          Ventures Two, Incorporated, changing the corporate name
          to Azonic Engineering, Incorporated, incorporated by
          reference from Exhibit 3.2 to Form 10SB-12G
          dated November 23, 1999 .......................................... 1

     3.6  Articles and Certificate of Merger between Azonic
          Engineering, Incorporated and Azonic Corporation,
          a Nevada corporation, with Merger Agreement attached
          thereto as Exhibit A, incorporated by reference to
          Exhibit 2.1 to Form 10SB-12G dated November 23, 1999 ............. 1

     3.7  Certificate of Incorporation of Azonic Corporation,
          incorporated by reference to Exhibit 3.3 to
          Form 10SB-12G dated November 23, 1999............................. 1

     3.8  Bylaws of Azonic Corporation, incorporated by
          reference to Exhibit 3.4 to Form 10SB-12G
          dated November 23, 1999........................................... 1

     4.1  Specimen common stock certificate, incorporated by
          reference to Exhibit 4.1 to registration statement
          of Form 10SB-12G dated November 23, 1999 ......................... 1

     10.1 1998 Compensatory Stock Option Plan, incorporated
          by reference to Exhibit 10.1 to Form 10SB-12G
          dated November 23, 1999 .......................................... 1

     10.2 1998 Employee Stock Compensation Plan, incorporated
          by reference to Exhibit 10.2 to Form 10SB-12G
          dated November 23, 1999........................................... 1

     27   Financial Data Schedule........................................... 2

          1 - Incorporated by reference to another registration statement, report or document.
          2 - Included as part of this Report.

     (b)  Reports on Form 8-K.  NONE


Index to Financial Statements:

      INDEPENDENT AUDITOR's REPORT .....................................     F-1

      BALANCE SHEET as of March 31, 2000 ...............................     F-2

      STATEMENTS OF OPERATIONS for fiscal years ended
      March 31, 2000 and 1999 and from Inception
      (February 13, 1989) through March 31, 2000 .......................     F-3

      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      from Inception (February 13, 1989) through
      March 31, 2000 ...................................................     F-4

      STATEMENTS OF CASH FLOWS for fiscal years ended
      March 31, 2000 and 1999 and from Inception
      (February 13, 1989) through March 31, 2000  ......................     F-5

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES .......................     F-6

      NOTES TO FINANCIAL STATEMENTS ....................................     F-6

                          Independent Auditors' Report
                          ----------------------------


Stockholders
Azonic Engineering, Corporation


We have audited the accompanying balance sheet of Azonic Corporation (a development stage company) as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999, and the period from May 1, 1996 (inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azonic Corporation (a development stage company), as of March 31, 2000, and the results of its operations and cash flows for the years ended March 31, 2000 and 1999, and the period from May 1, 1996 (inception) to March 31, 2000 in conformity with generally accepted accounting principles.




                           /s/ Levine, Hughes & Mithuen, Inc.




Englewood, Colorado
June 14, 2000

                               Azonic Corporation
                          (a Development Stage Company)
                                  Balance Sheet
                                 March 31, 2000



                                     Assets
                                     ------


Current Assets:                                                    $       --

Plant, Property and Equipment:                                             --

Other Assets:                                                              --

                                                                   $       --
                                                                   =============



                     Liabilities and Stockholders' Equity
                    ------------------------------------


Current Liabilities:                                               $       --

Stockholders' Equity:
     Preferred Stock: $.001 par value, 10,000,000
     shares authorized and no shares issued
     or outstanding                                                        --

     Common Stock: $.001 par value, 50,000,000
     shares authorized and 6,000,000 shares issued
     and outstanding                                                      6,000

     Paid-in capital (deficit)                                           (5,700)
     Accumulated deficit during the development stage                      (300)
                                                                   -------------

     Total stockholders' equity                                            --

                                                                   -------------
                                                                   $       --
                                                                   =============


        See accountants' audit report and notes to financial statements
                                      F-2

                               Azonic Corporation
                          (a Development Stage Company)
                            Statements of Operations
               For the Years Ended March 31, 2000 and 1999 and the
            Period May 1, 1996 (Date of Inception), to March 31, 2000



                                     Year Ended    Year Ended     May 1, 1996
                                      March 31,     March 31,    (Inception) to
                                        2000          1999       March 31, 2000
                                     ----------   --------------   -----------
Revenues:                            $     --     $         --     $      --

Costs and Expenses:
     Amortization                          --                 31            50
     General and Administrative             250             --             250
                                     ----------   --------------   -----------

Loss from operations:                      (250)  $          (31)  $      (300)
                                     ==========   ==============   ===========



Loss per common share                $     --     $         --     $      --
                                     ==========   ==============   ===========

Weighted average shares
 outstanding                          4,191,781        1,000,000     1,814,685
                                     ==========   ==============   ===========

        See accountants' audit report and notes to financial statements
                                      F-3



                                           Azonic Corporation
                                      (a Development Stage Company)
                                   Statements   of   Stockholders'   Equity
                     Period from May 1, 1996 (Date of Inception),  to March 31, 2000


                                                                                   Accumulated
                                                                                     Deficit         Total
                                                Common Stock           Paid-in        from       Stockholders'
                                           Shares        Amount        Capital      Inception       Equity
                                           ------        ------        -------      ---------       ------


Balance at May 1, 1996                        --             --             --             --             --


Issuance of common stock
     for costs and services              1,000,000    $     1,000           (950)   $      --      $        50

Net loss                                      --             --             --               (9)            (9)
                                       -----------    -----------    -----------    -----------    -----------

Balance at March 31, 1997                1,000,000          1,000           (950)            (9)            41

Net loss                                      --             --             --              (10)           (10)
                                       -----------    -----------    -----------    -----------    -----------

Balance at March 31, 1998                1,000,000          1,000           (950)           (19)            31

Net loss                                      --             --             --              (31)           (31)
                                       -----------    -----------    -----------    -----------    -----------

Balance at March 31, 1999                1,000,000    $     1,000           (950)   $       (50)   $      --

Issuance of common stock
for services at 0.00005 per
share, August 10, 1999                   5,000,000          5,000         (4,750)          --              250

Net Loss                                                                                   (250)          (250)
                                       -----------    -----------    -----------    -----------    -----------

Balance at March 31, 2000              $ 6,000,000    $     6,000    $    (5,700)   $      (300)   $      --
                                       ===========    ===========    ===========    ===========    ===========


                            See accountants' report and notes to financial statements.
                                                        F-4



                                     Azonic Corporation
                                (a Development Stage Company)
                                  Statements of Cash Flows
                     For the Year Ended March 31, 2000 and 1999 and the
                  Period May 1, 1996 (Date of Inception), to March 31, 2000



                                                    Year Ended     Year Ended    May 1, 1996
                                                     March 31,      March 31,   (Inception) to
                                                       2000           1999      March 31, 2000
                                                   ------------   ------------   ------------
Cash flows from operating activities:
Net loss                                                   (250)  $        (31)  $       (300)
Adjustments to reconcile net loss to net cash
     provided by operating activities
         Amortization                                      --               31             50
         Non-cash services                                 250                            250
                                                   ------------   ------------   ------------

     Net cash used by operating activities:        $       --     $       --     $       --
                                                   ------------   ------------   ------------

Cash flows from investing activities:                      --             --             --
                                                   ------------   ------------   ------------

Cash flows from financing activities:                      --             --             --
                                                   ------------   ------------   ------------

     Net change in cash                                    --             --             --

Cash at beginning of period                                --             --             --
                                                   ------------   ------------   ------------

Cash at end of period                              $       --     $       --     $       --
                                                   ============   ============   ============


Supplemental disclosures:
     Noncash investing and financing
     activities:
       Common stock issued for organization
         costs and services                        $        250   $       --     $        300
                                                   ============   ============   ============



              See accountants' audit report and notes to financial statements.
                                             F-5


(1)  Summary of Significant Accounting Policies

     Organization and Nature of Operations

     The financial statements presented are those of Azonic Corporation. The Company is a development stage company with no operations. The Company is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses. Its principal executive offices are located at 6521 West Calhoun Place, Littleton, Colorado 80123. Azonic was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was redomiciled to the Sate of Nevada by merging into its wholly-owned subsidiary, Azonic Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes

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

     Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at March 31, 2000.

(2)  Income Taxes

     As of March 31, 2000 the Company had net operating loss carryforwards of $300, which expire in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

(3)  Related Party Transactions

     The Company's corporate offices are located in the personal residence of a stockholder and board member on a rent-free basis. Furthermore, all legal and accounting costs are paid for and provided without charge to the Company by Nordstrom, Forbes and Lincoln ("NFL"), a corporate entity for which the Company's president is also a shareholder and its president.

(4)  Stockholders' Equity

     Preferred Stock:

     No shares of the Company's preferred stock have been issued as of March 31, 2000. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

     Common Stock:

     In May 1996, the Company issued one million shares of its common stock at $.00005 per share in exchange for services performed and costs advanced to organize the Company. In August 1999, the board of directors authorized the Company to issue five million shares of its common stock at $.00005 per share to the Company's president in exchange for services valued at $250.

                                   SIGNATURES


     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.



Date:  June 20, 2000

                                              AZONIC VENTURE (NEV.) CORPORATION



                                              By /s/ J. R. Nelson
                                              -------------------
                                              J. R. Nelson, President,
                                              Chief Executive Officer,
                                              Chief Financial and
                                              Accounting Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Name                             Title                            Date
      ----                             -----                            ----

/s/ J. R. Nelson               Director, President, Chief             6/20/2000
-------------------------      Executive Officer, Chief
J. R. Nelson                   Financial Officer, Chief
                               Accounting Officer