Form 10QSB
period 2000-06-30
AZONIC CORP
filed 2000-09-29
CIK 1099561

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30, 2000                      Commission File No. 0-28315


                               AZONIC CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)


                 NEVADA                                       84-1517404
                 ------                                       ----------
     (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
     incorporation or organization)


          6521 W. Calhoun Place
           Littleton, Colorado                                   80123
           -------------------                                   -----
(Address of Principal Executive Offices)                      (Zip Code)


                                 (303) 794-8102
                                 --------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

            Yes              No   X
               -----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2000 are as follows:


           Class of Securities                        Shares Outstanding
      -------------------------------                 ------------------
       Common Stock, $.001 par value                       6,000,000

================================================================================

                                      INDEX
                                                                         Page of
                                                                         Report
                                                                         ------

         PART I.        FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets:

         As of June 30, 2000 (Unaudited) and March 31, 2000 .................  3

         Statement of Operations (Unaudited):

         For the three months ended June 30, 2000 and 1999
         and Cumulative from inception (May 1, 1996) through June 30, 2000...  4

         Statement of Changes in Stockholders' Equity (Unaudited):

         From inception  (May 1, 1996) through June 30, 2000 ................  5

         Statements of Cash Flows (Unaudited):

         For the three months ended June 30, 2000 and 1999
         and Cumulative from inception (May 1, 1996) through June 30, 2000...  6


         Notes to Financial Statements (Unaudited) ..........................  7


Item 2.  Management's Discussion and Analysis or Plan of Operation .......... 10


         PART II.       OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ................................... 12


         Signatures ......................................................... 12

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS
                                                        (Unaudited)    (Audited)
                                                          June 30        Mar 31
                                                            2000          2000
                                                          -------       -------

Current Assets:                                           $     0       $     0

Plant, Property and Equipment:                                  0             0

Other Assets:
     Organization costs - net-                                  0             0
                                                          -------       -------

TOTAL ASSETS                                              $     0       $     0
                                                          =======       =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                      $     0       $     0

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;                                  0             0
  none issued and outstanding

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  6,000,000 shares outstanding                              6,000         6,000

Paid in Capital (deficit)                                  (5,700)       (5,700)

Deficit accumulated during
The development stage                                        (300)         (300)
                                                          -------       -------

    Total Stockholders' Equity                                  0             0
                                                          -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          $     0       $     0
                                                          =======       =======





    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted



                                      (Unaudited)     (Audited)
                                       3 Months          Year       May 1, 1996
                                         Ended          Ended     (Inception) to
                                        6-30-00        3-31-00     June 30, 2000
                                      -----------    -----------   -------------

Revenues:                             $         0    $         0    $         0
                                      -----------    -----------    -----------

Costs and Expenses:
    Amortization                                0              0             50
    General and Administrative                  0            250            250
                                      -----------    -----------    -----------

Net (Loss) from Operations                      0           (250)          (300)

Other Income (Expense)                          0              0              0
                                      -----------    -----------    -----------

Net (Loss) for the Period             $         0    $      (250)   $      (300)
                                      ===========    ===========    ===========

(Loss) per common share               $      (.00)   $      (.00)   $      (.00)
                                      ===========    ===========    ===========

Weighted Average
Shares Outstanding                      6,000,000      4,191,781      2,065,089
                                      ===========    ===========    ===========










    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period May 1, 1996 (Inception) to June 30, 2000

                                                                       Deficit
                                      Common Stock                   Accumulated
                                 ---------------------    Paid-in        from
                                  Shares       Amount    (Deficit)    Inception
                                 ---------   ---------   ---------    ---------

Balances May 1, 1996                     0   $       0   $       0    $       0

Common stock issued
For services & costs             1,000,000       1,000        (950)

Net Loss 3-31-97                         0           0           0           (9)
                                 ---------   ---------   ---------    ---------

Balance 3-31-97                  1,000,000       1,000        (950)          (9)

Net loss 3-31-98                         0           0           0          (10)
                                 ---------   ---------   ---------    ---------

Balance 3-31-98                  1,000,000       1,000        (950)         (19)

Net loss 3-31-99                         0           0           0          (31)
                                 ---------   ---------   ---------    ---------

Balance 3-31-99                  1,000,000       1,000        (950)         (50)

Common stock issued
For services 8-10-99             5,000,000       5,000      (4,750)

Net loss 3-31-00                         0           0           0         (250)
                                 ---------   ---------   ---------    ---------

Balance 3-31-00                  6,000,000       6,000      (5,700)        (300)

Net Loss for three months
Ended 6-30-00                            0           0           0            0
                                 ---------   ---------   ---------    ---------

Balance 6-30-00                  6,000,000   $   6,000   $  (5,700)   $    (300)
                                 =========   =========   =========    =========








    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                                               3 Months     Year     May 1, 1996
                                                 Ended      Ended    (Inception)
                                                6-30-00    3-31-00   to June 30,
                                               Unaudited   Audited      2000
                                               ---------   -------    --------

Cash Flows from
     Operating Activities                         $  0       $  0       $  0

Cash Flows from
     Investing Activities                            0          0          0

Cash Flows from
     Financing Activities                            0          0          0
                                                  ----       ----       ----

Net Increase (Decrease)                              0          0          0

Beginning Cash Balance                               0          0          0
                                                  ----       ----       ----

Cash Balance - End of Period                      $  0       $  0       $  0
                                                  ====       ====       ====



Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs & Services                   $  0       $250       $300
                                                  ====       ====       ====







    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2000


NOTE 1: THE COMPANY
-------------------
Organization and Nature of Operations - The financial statements presented are those of Azonic Corporation. The Company is a development stage company with no operations. The Company is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses. Its principal executive offices are located at 6521 W. Calhoun Place, Littleton, Colorado 80123. Azonic was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was redomiciled to the State of Nevada by merging into its wholly-owned subsidiary, Azonic Corporation, which now is the name of the Company, As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------
Condensed Financial Statements - The financial statements dated 6-30-00 included herein have been prepared by Azonic Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

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

---------------------------------------------------
Income Taxes - The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Taxes - As of June 30, 2000 the Company had a net operating loss carryforward of $300, which expires in varying amounts from 2012 to 2014. Generally, these operating losses are available to offset future federal and state taxable income.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at June 30, 2000.

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

NOTE 4: STOCKHOLDERS' EQUITY
----------------------------
Capital Structure - The Company was originally incorporated under Colorado law on May 1, 1996, under the name of Grand Canyon Ventures Two, Incorporated. On June 23, 1998, the Company amended its Articles of Incorporation and changed its name to Azonic Engineering, Incorporated. On September 17, 1999, Azonic Corporation was formed in Nevada. On November 12, 1999 Azonic Engineering, Incorporated was merged into Azonic Corporation. The surviving capital structure now consists of 55 million shares of $.001 par value stock, of which 50 million shares are designated as common stock and 5 million shares are designated as preferred stock. Stockholders' equity has been restated from inception to conform to the current capital structure.

Preferred Stock - No shares of the Company's preferred stock have been issued as of June 30, 2000. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

Common Stock - 1,000,000 shares of common stock have been issued at $0.00005 in exchange for services performed and costs advanced to organize the Company in May 1996.

On August 10, 1999, the board of directors authorized the issuance of 5,000,000 shares of common stock at $0.00005 per share to the Company's president in exchange for services valued at $250.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Azonic that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Azonic or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Azonic concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Azonic is in the development stage, with virtually no assets, and that for Azonic to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Azonic's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

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

RESULTS OF OPERATIONS

     FIRST QUARTER 2000 - During the first fiscal quarter ended June 30, 2000, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

     FIRST QUARTER 1999 - During the first fiscal quarter ended June 30, 1999, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     The Company's corporate offices are located in the personal residence of a stockholder, and all legal and accounting costs are paid for and provided without charge to the Company by Nordstrom, Forbes & Lincoln, Inc., a corporate entity for which the Company's President is also a shareholder and its President. Azonic had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $300.

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

     Azonic will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Azonic is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Azonic believes that management members or shareholders will loan funds to Azonic as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Azonic, however, and it is not certain they will always want or be financially able to do so. Azonic shareholders and management members who advance money to Azonic to cover operating expenses will expect to be reimbursed, either by Azonic or by the company acquired, prior to or at the time of completing a combination. Azonic has no intention of borrowing money to reimburse or pay salaries to any Azonic officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Azonic to raise capital, although sales of securities may be necessary to obtain needed funds. Azonic's current managment and its counsel have agreed to continue their services to Azonic and to accrue sums owed them for services and expenses and expect payment reimbursement only.

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


DATED: September 28, 2000
                                            AZONIC CORPORATION




                                            By: /s/ J.R. Nelson
                                            -------------------
                                            J.R. Nelson, Chief Executive Officer
                                            and Chief Financial Officer