Form 10QSB
period 2000-09-30
AZONIC CORP
filed 2000-11-09
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 2000                 Commission File No. 0-28315


                               AZONIC CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               NEVADA                                      84-1517404
    -----------------------------                   -----------------------
   (State or other jurisdiction of                 (I.R.S. Empl. Ident. No.)
    incorporation or organization)


            6521 W. Calhoun Place
             Littleton, Colorado                               80123
    --------------------------------------                    --------
   (Address of Principal Executive Offices)                  (Zip Code)


                                 (303) 794-8102
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2000 are as follows:


               Class of Securities              Shares Outstanding
               -------------------              ------------------
           Common Stock, $.001 par value             6,000,000

                                      INDEX
                                                                        Page of
                                                                         Report
                                                                         ------
            PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of September 30, 2000 (Unaudited) and March 31, 2000 ...      3

            Statements of Operations (Unaudited):

            For the six months ended September 30, 2000 and 1999
            and Cumulative from inception (May 1, 1996) through
            September 30, 2000.........................................      4

            Comparison of three months ended September 30, 2000
            with three months ended September 30, 1999 ................      5

            Statement of Changes in Stockholders' Equity (Unaudited):

            From inception  (May 1, 1996) through September 30, 2000 ..      6

            Statements of Cash Flows (Unaudited):

            For the six months ended September 30, 2000 and 1999
            and Cumulative from inception (May 1, 1996) through
            September 30, 2000.........................................      7


            Notes to Financial Statements (Unaudited) .................      8


Iem 2.      Management's Discussion and Analysis or Plan of Operation .     10


            PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ..........................     12


            Signatures ................................................     12

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS

                                                    (Unaudited)   (Audited)
                                                      Sept 30       Mar 31
                                                       2000          2000
                                                      ------        ------


Current Assets:                                       $  -0-        $  -0-

Plant, Property and Equipment:                           -0-           -0-

Other Assets:
     Organization costs - net-                           -0-           -0-
                                                      ------        ------
TOTAL ASSETS                                          $  -0-        $  -0-
                                                      ======        ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:                                  $  -0-         $ -0-

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;
  none issued and outstanding                            -0-           -0-

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  6,000,000 shares outstanding                         6,000         6,000

Paid in Capital (deficit)                             (5,700)       (5,700)

Deficit accumulated during
The development stage                                   (300)         (300)
                                                      ------        ------
    Total Stockholders' Equity                           -0-           -0-
                                                      ------        ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  -0-        $  -0-
                                                      ======        ======


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            For the Periods as Noted



                                         (Unaudited)  (Unaudited)   May 1, 1996
                                          6 Months     6 Months     (Inception)
                                            Ended        Ended      to Sept 30,
                                           9-30-00      9-30-99        2000
                                          ---------    ---------    ----------

Revenues:                                 $     -0-    $     -0-    $     -0-
                                          ---------    ---------    ---------
Costs and Expenses:
    Amortization                                -0-          -0-           50
    General and Administrative                  -0-          250          250
                                          ---------    ---------    ---------
Net (Loss) from
Operations                                      -0-         (250)        (300)

Other Income
(Expense)                                       -0-          -0-          -0-
                                          ---------    ---------    ---------
Net (Loss) for the
Period                                    $     -0-    $    (250)   $    (300)
                                          =========    =========    =========
(Loss) per common
share                                     $    (.00)   $    (.00)   $    (.00)
                                          =========    =========    =========
Weighted Average
Shares Outstanding                        6,000,000    2,393,443    2,265,977
                                          =========    =========    =========


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            For the Periods as Noted


                                        (Unaudited)  (Unaudited)
                                         3 Months     3 Months
                                           Ended        Ended
                                          9-30-00      9-30-99        Change
                                         ---------    ---------     ---------


Revenues:                                $     -0-    $     -0-     $     -0-
                                         ---------    ---------     ---------

Costs and Expenses:
     Amortization                              -0-          -0-           -0-
     Management                                -0-          -0-           -0-
                                         ---------    ---------     ---------

Net (Loss) from Operations                     -0-          -0-           -0-

Other Income (Expense)                         -0-          -0-           -0-
                                         ---------    ---------     ---------
Net (Loss) for the Period                $     -0-    $     -0-     $     -0-
                                         =========    =========     =========
(Loss) per common share                  $    (.00)   $    (.00)
                                         =========    =========     =========
Weighted Average
Shares Outstanding                       6,000,000    1,000,000
                                         =========    =========


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Period May 1, 1996 (Inception) to September 30, 2000



                                         Common Stock
                              -----------------------------------
                                                                       Deficit
                                                         Paid-in     Accumulated
                                Shares      Amount      (Deficit)       from
                                                                      Inception
                              ---------    ---------    ---------     ---------

Balances May 1, 1996                -0-    $     -0-    $     -0-     $     -0-

Common stock issued
For services & costs          1,000,000        1,000         (950)

Net Loss 3-31-97                    -0-          -0-          -0-            (9)
                              ---------    ---------    ---------     ---------
Balance 3-31-97               1,000,000        1,000         (950)           (9)

Net loss 3-31-98                    -0-          -0-          -0-           (10)
                              ---------    ---------    ---------     ---------
Balance 3-31-98               1,000,000        1,000         (950)          (19)

Net loss 3-31-99                    -0-          -0-          -0-           (31)
                              ---------    ---------    ---------     ---------
Balance 3-31-99               1,000,000        1,000         (950)          (50)

Common stock issued
For services 8-10-99          5,000,000        5,000       (4,750)

Net loss 3-31-00                    -0-          -0-          -0-          (250)
                              ---------    ---------    ---------     ---------
Balance 3-31-00               6,000,000        6,000       (5,700)         (300)

Net Loss for six
months Ended 9-30-00                -0-          -0-          -0-           -0-
                              ---------    ---------    ---------     ---------
Balance 9-30-00               6,000,000    $   6,000    $  (5,700)    $    (300)


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            For the Periods as Noted


                                 (Unaudited)      (Unaudited)        May 1, 1996
                                  6 Months         6 Months          (Inception)
                                   Ended            Ended            to Sept 30,
                                  9-30-00          9-30-99              2000
                                  -------          -------             -------
Cash Flows from
     Operating Activities         $  -0-           $  -0-              $  -0-

Cash Flows from
     Investing Activities            -0-              -0-                 -0-

Cash Flows from
     Financing Activities            -0-              -0-                 -0-
                                  ------           ------              ------
Net Increase (Decrease)              -0-              -0-                 -0-

Beginning Cash Balance               -0-              -0-                 -0-
                                  ------           ------              ------
Cash Balance - End of
Period                            $  -0-           $  -0-              $  -0-
                                  ======           ======              ======


Supplemental disclosure of noncash investing and financing activities:


Common Stock issued for
Organizational costs              $  -0-           $  -0-              $  50
                                  ======           ======              ======
Common Stock issued for
Services                          $  -0-           $  250              $ 250
                                  ======           ======              ======


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2000


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

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Condensed Financial Statements - The financial statements included herein have been prepared by Azonic Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------
Income Taxes - The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Taxes - As of September 30, 2000 the Company had a net operating loss carryforward of $300, which expires in varying amounts from 2012 to 2014. Generally, these operating losses are available to offset future federal and state taxable income.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at September 30, 2000.

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

NOTE 4:  STOCKHOLDERS' EQUITY
-----------------------------
Capital Structure - The Company was originally incorporated under Colorado law on May 1, 1996, under the name of Grand Canyon Ventures Two, Incorporated. On June 23, 1998, the Company amended its Articles of Incorporation and changed its name to Azonic Engineering, Incorporated. On September 17, 1999, Azonic Corporation was formed in Nevada. On November 12, 1999 Azonic Engineering, Incorporated was merged into Azonic Corporation. The surviving capital structure now consists of 55 million shares of $.001 par value stock, of which 50 million shares are designated as common stock and 5 million shares are designated as preferred stock. Stockholders' equity has been restated from inception to conform to the current capital structure.

Preferred Stock - No shares of the Company's preferred stock have been issued as of September 30, 2000. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2000 - During the second fiscal quarter ended September 30, 2000, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

     SECOND QUARTER 1999 - During the second fiscal quarter ended September 30, 1999, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

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


DATED:  November 8, 2000
                                          AZONIC CORPORATION



                                          By:  /s/  J.R. Nelson
                                          --------------------------------
                                          J.R. Nelson, Chief Executive
                                          Officer and Chief Financial
                                          Officer