Form 10QSB
period 2000-12-31
AZONIC CORP
filed 2001-01-26
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended December 31, 2000                Commission File No. 0-28315


                               AZONIC CORPORATION
             (Exact name of Registrant as specified in its charter)


                 NEVADA                                    84-1517404
     (State or other jurisdiction of                (I.R.S. Empl. Ident. No.)
     incorporation or organization)


          11145 W. Rockland Pr.
           Littleton, Colorado                                80127
(Address of Principal Executive Offices)                   (Zip Code)


                                 (720) 981-0523
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                     Yes              No   X
                         ----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of December 31, 2000 are as follows:


         Class of Securities                          Shares Outstanding
     -----------------------------                    ------------------
     Common Stock, $.001 par value                         6,000,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

            PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

        Balance Sheets:

        As of December 31, 2000 (Unaudited) and March 31, 2000 ............    3

        Statements of Operations (Unaudited):

        For the nine months ended December 31, 2000 and 1999
        and Cumulative from inception (May 1, 1996) through
        December 31, 2000 .................................................    4

        Comparison of three months ended December 31, 2000
        with three months ended December 31, 1999 .........................    5

        Statements of Cash Flows (Unaudited):

        For the nine months ended December 31, 2000 and 1999
        and Cumulative from inception (May 1, 1996) through
        December 31, 2000 .................................................    6

        For the three months ended December 31, 2000
        with three months ended December 31, 1999 .........................    7

        Statement of Changes in Stockholders' Equity (Unaudited):

        From inception  (May 1, 1996) through December 31, 2000 ...........    8

        Notes to Financial Statements (Unaudited) .........................    9


Iem 2.  Management's Discussion and Analysis or Plan of Operation .........   11


        PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ..................................   13


        Signatures ........................................................   13

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS
                                                        (Unaudited)    (Audited)
                                                          Dec 31        Mar 31
                                                           2000          2000
                                                          -------       -------

Current Assets:                                           $     0       $     0

Plant, Property and Equipment:                                  0             0

Other Assets:
     Organization costs - net-                                  0             0
                                                          -------       -------

TOTAL ASSETS                                              $     0       $     0
                                                          =======       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                      $     0       $     0

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;
  none issued and outstanding                                   0             0

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  6,000,000 shares outstanding                              6,000         6,000

Paid in Capital (deficit)                                  (5,700)       (5,700)

Deficit accumulated during
The development stage                                        (300)         (300)
                                                          -------       -------

    Total Stockholders' Equity                                  0             0
                                                          -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     0       $     0
                                                          =======       =======


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted



                                      (Unaudited)    (Unaudited)
                                        9 Months      9 Months     May 1, 1996
                                         Ended          Ended     (Inception) to
                                        12-31-00      12-31-99     Dec 31, 2000
                                      -----------    -----------   -------------

Revenues:                             $         0    $         0    $         0
                                      -----------    -----------    -----------

Costs and Expenses:
    Amortization                                0              0             50
    General and Administrative                  0            250            250
                                      -----------    -----------    -----------

Net (Loss) from Operations                      0           (250)          (300)

Other Income (Expense)                          0              0              0
                                      -----------    -----------    -----------

Net (Loss) for the Period             $         0    $      (250)   $      (300)
                                      ===========    ===========    ===========

(Loss) per common share               $      (.00)   $      (.00)   $      (.00)
                                      ===========    ===========    ===========

Weighted Average
Shares Outstanding                      6,000,000      3,600,000      2,426,866
                                      ===========    ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted


                                     (Unaudited)     (Unaudited)
                                       3 Months        3 Months
                                        Ended           Ended
                                       12-31-00        12-31-99         Change
                                     -----------     -----------     -----------

Revenues:                            $         0     $         0     $         0
                                     -----------     -----------     -----------

Costs and Expenses:
     Amortization                              0               0               0
     Management                                0               0               0
                                     -----------     -----------     -----------

Net (Loss) from Operations                     0               0               0

Other Income (Expense)                         0               0               0
                                     -----------     -----------     -----------

Net (Loss) for the Period            $         0     $         0     $         0
                                     ===========     ===========     ===========

(Loss) per common share              $      (.00)    $      (.00)
                                     ===========     ===========

Weighted Average
Shares Outstanding                     6,000,000       6,000,000
                                     ===========     ===========




    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                                     (Unaudited)    (Unaudited)
                                       9 Months       9 Months     May 1, 1996
                                        Ended          Ended      (Inception) to
                                       12-31-00       12-31-99     Dec 31, 2000
                                     -----------    -----------    -------------

Cash Flows from
     Operating Activities               $  0           $  0            $  0

Cash Flows from
     Investing Activities                  0              0               0

Cash Flows from
     Financing Activities                  0              0               0
                                        ----           ----            ----

Net Increase (Decrease)                    0              0               0

Beginning Cash Balance                     0              0               0
                                        ----           ----            ----

Cash Balance - End of Period            $  0           $  0            $  0
                                        ====           ====            ====



Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs                    $  0           $  0            $ 50
                                        ====           ====            ====

Common Stock issued for Services        $  0           $250            $250
                                        ====           ====            ====




    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                                                (Unaudited)        (Unaudited)
                                                  3 Months          3 Months
                                                   Ended              Ended
                                                  12-31-00          12-31-99
                                                -----------        -----------

Cash Flows from
     Operating Activities                         $    0             $    0

Cash Flows from
     Investing Activities                              0                  0

Cash Flows from
     Financing Activities                              0                  0
                                                  ------             ------

Net Increase (Decrease)                                0                  0

Beginning Cash Balance                                 0                  0
                                                  ------             ------

Cash Balance - End of Period                      $    0             $    0
                                                  ======             ======



Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs                              $    0             $    0
                                                  ======             ======

Common Stock issued for Services                  $    0             $    0
                                                  ======             ======





    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period May 1, 1996 (Inception) to December 31, 2000


                                                                       Deficit
                                     Common Stock                    Accumulated
                                 ---------------------    Paid-in       from
                                  Shares      Amount     (Deficit)    Inception
                                 ---------   ---------   ---------    ---------

Balances May 1, 1996                     0   $       0   $       0    $       0

Common stock issued
For services & costs             1,000,000       1,000        (950)

Net Loss 3-31-97                         0           0           0           (9)
                                 ---------   ---------   ---------    ---------

Balance 3-31-97                  1,000,000       1,000        (950)          (9)

Net loss 3-31-98                         0           0           0          (10)
                                 ---------   ---------   ---------    ---------

Balance 3-31-98                  1,000,000       1,000        (950)         (19)

Net loss 3-31-99                         0           0           0          (31)
                                 ---------   ---------   ---------    ---------

Balance 3-31-99                  1,000,000       1,000        (950)         (50)

Common stock issued
For services 8-10-99             5,000,000       5,000      (4,750)

Net loss 3-31-00                         0           0           0         (250)
                                 ---------   ---------   ---------    ---------

Balance 3-31-00                  6,000,000       6,000      (5,700)        (300)

Net Loss for nine months Ended
12-31-00                                 0           0           0            0
                                 ---------   ---------   ---------    ---------

Balance 12-31-00                 6,000,000   $   6,000   $  (5,700)   $    (300)
                                 =========   =========   =========    =========




    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                December 31, 2000


NOTE 1: THE COMPANY
-------------------
Organization and Nature of Operations - The financial statements presented are those of Azonic Corporation. The Company is a development stage company with no operations. The Company is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses. Its principal executive offices are located at 11145 W. Rockland Pr., Littleton, Colorado 80127. Azonic was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was redomiciled to the State of Nevada by merging into its wholly-owned subsidiary, Azonic Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------
Condensed Financial Statements - The financial statements dated 12-31-00 included herein have been prepared by Azonic Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

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

Income Taxes - As of December 31, 2000 the Company had a net operating loss carryforward of $300, which expires in varying amounts from 2012 to 2014. Generally, these operating losses are available to offset future federal and state taxable income.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at December 31, 2000.

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

Preferred Stock - No shares of the Company's preferred stock have been issued as of December 31, 2000. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

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

RESULTS OF OPERATIONS

     THIRD QUARTER 2000 - During the third fiscal quarter ended December 31, 2000, Azonic incurred a net loss of $0. The Company paid no rent or salaries and had no operations during the quarter.

     THIRD QUARTER 1999 - During the third fiscal quarter ended December 31, 1999, Azonic incurred a net loss of $0. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     The Company's corporate offices are located in the personal residence of a stockholder, and all legal and accounting costs are paid for and provided without charge to the Company by Nordstrom, Forbes & Lincoln, Inc., a corporate entity for which the Company's President is also a shareholder and its President. Azonic had $0 cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $300.

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


DATED: January 23, 2000
                                           AZONIC CORPORATION



                                           By: /s/ J.R. Nelson
                                           -------------------
                                           J.R. Nelson, Chief Executive Officer
                                           and Chief Financial Officer