Form 10KSB40
period 2001-03-31
AZONIC CORP
filed 2001-07-13
CIK 1099561

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For fiscal year ended March 31, 2001        Commission File No. 0-28315


                               AZONIC CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                                 84-1517404
                  ------                                 ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

           11145 W. Rockland Dr.
         Littleton, Colorado 80127                     (720) 981-0523
         -------------------------                     --------------
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

     Yes   X    No
         -----     -----

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 62,000 shares of common stock of the registrant held by non-affiliates on March 31, 2001, was not determinable.

     At March 31, 2001, a total of 6,000,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS




                                     PART I


Item 1.  Description of Business .........................................    3

Item 2.  Description of Property .........................................   11

Item 3.  Legal Proceedings ...............................................   11

Item 4.  Submission of Matters to a Vote of Security Holders .............   12


                                     PART II


Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters ...................................   12

Item 6.  Management's Discussion and Analysis or Plan of Operation .......   12

Item 7.  Financial Statements ............................................   14

Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ........................   14


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act .............   15

Item 10. Executive Compensation ..........................................   17

Item 11. Security Ownership of Certain Beneficial Owners and Management ..   18

Item 12. Certain Relationships and Related Transactions ..................   19

Item 13. Exhibits and Reports on Form 8-K ................................   19


         Index to Financial Statements ...................................   20


         Financial Statements ............................................   F-1


         Signatures ......................................................   21

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

Item 2. DESCRIPTION OF PROPERTY.

     Azonic neither owns nor leases any real estate or other properties. Azonic's offices are located at 11145 W. Rockland Dr., Littleton, Colorado 80127, and are provided at no charge by its President. This arrangement will continue and is believed to be adequate for Azonic's needs until Azonic completes an acquisition of an operating business, in which latter event the offices of Azonic undoubtedly will be the same as those of the acquired company.

Item 3. LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against Azonic or any officer, director or control person of which management is aware.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the fiscal year ended March 31, 2001, and no meeting of shareholders was held.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK

     During the fiscal year ended March 31, 2001, the Common Shares were quoted under symbol "AZON" on the Pink Sheets operated by the National Quotation Bureau, but few transactions have taken place, and there is no market for the Common Shares at this time. Currently the common shares are quoted at a bid price of $0.01 and ask price of $1.01.

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

HOLDERS

     Azonic had approximately 34 shareholders of record as of March 31, 2001, which number may not include shareholders whose shares are held in street or nominee names.

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

RESULTS OF OPERATIONS

     2001. For the fiscal year ended March 31, 2001, Azonic had no revenues and incurred a net loss of $-0- as compared to a net loss of $250 for the fiscal year ended March 31, 2000. Expenses in fiscal 2001 related primarily to miscellaneous filing fees, accounting fees and legal fees.

     2000. For the fiscal year ended March 31, 2000, Azonic had no revenues and incurred a net loss of $250 as compared to a net loss of $300 for the fiscal year ended March 31, 1999. Expenses in fiscal 2000 consisted of miscellaneous items.

LIQUIDITY and CAPITAL RESOURCES

     All legal and accounting costs are paid for and provided without charge to the Company by Nordstrom, Forbes & Lincoln, Inc., a corporate entity for which the Company's President is also a shareholder and its President. Azonic had no in cash on hand at March 31, 2001 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $300.

     Azonic has no commitment for any capital expenditure and foresees none. However, Azonic will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Azonic's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending March 31, 2002. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

    Name             Age                         Position
    ----             ---                         --------
J. R. Nelson         59           Director and Chairman of the Board, President,
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

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     During the fiscal year ended March 31, 2001, Azonic paid no cash or cash equivalent compensation to its executive officers and directors. Azonic has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.

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

Name and Address                                Amount & Nature
  of Beneficial                                  of Beneficial        Percent
     Owner                                         Ownership          of Class
     -----                                         ---------          --------

*J. R. Nelson ...................................  5,335,000 (1)        88.9%
  11145 W. Rockland Dr.
  Littleton, Colorado 80127

John Brasher ....................................    353,000 (2)         5.9%
  9 Cherrymoor Drive
  Englewood, Colorado 80110

*All directors & officers .......................  5,335,000            88.9%
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

     No officer, director or employee of Azonic or its predecessor received a salary of $60,000 or more in 2001 or 2000. There were no transactions, or series of transactions, for the fiscal years ended March 31, 2001 or 2000, nor are there any currently proposed transactions, or series of transactions, to which Azonic is (or Azonic or its predecessor was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Azonic any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     3.1  Articles of Incorporation of Grand Canyon Ventures Two,
          Incorporated, incorporated by reference to Exhibit 3.1 to registration statement on Form 10SB-12G, file No. 0-28315 dated November 23, 1999............................................ 1

     3.5  Amendment to Articles of Incorporation of Grand Canyon
          Ventures Two, Incorporated, changing the corporate name to
          Azonic Engineering, Incorporated, incorporated by reference from Exhibit 3.2 to Form 10SB-12G dated November 23, 1999.......... 1

     3.6  Articles and Certificate of Merger between Azonic
          Engineering, Incorporated and Azonic Corporation, a Nevada corporation, with Merger Agreement attached thereto as
          Exhibit A, incorporated by reference to Exhibit 2.1 to Form
          10SB-12G dated November 23, 1999................................... 1

     3.7  Certificate of Incorporation of Azonic Corporation,
          incorporated by reference to Exhibit 3.3 to Form 10SB-12G
          dated November 23, 1999............................................ 1

     3.8  Bylaws of Azonic Corporation, incorporated by reference to
          Exhibit 3.4 to Form 10SB-12G dated November 23, 1999............... 1

     4.1  Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement of Form 10SB-12G
          dated November 23, 1999 ........................................... 1

     10.1 1998 Compensatory Stock Option Plan, incorporated by
          reference to Exhibit 10.1 to Form 10SB-12G dated November
          23, 1999........................................................... 1


     10.2 1998 Employee Stock Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 10SB-12G dated November
          23, 1999........................................................... 1

          1 - Incorporated by reference to another registration statement, report or document.

          2 - Included as part of this Report.

     (b) Reports on Form 8-K. NONE

Index to Financial Statements:

INDEPENDENT AUDITOR's REPORT .............................................   F-1

BALANCE SHEET as of March 31, 2001 .......................................   F-2

STATEMENTS OF OPERATIONS for fiscal years ended
 March 31, 2000 and 1999 and from Inception
 (February 13, 1989) through March 31, 2001 ..............................   F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 from Inception (February 13, 1989) through
 March 31, 2001 ..........................................................   F-4

STATEMENTS OF CASH FLOWS for fiscal years ended
 March 31, 2001 and 2000 and from Inception
 (February 13, 1989) through March 31, 2001 ..............................   F-5

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ...............................   F-6

NOTES TO FINANCIAL STATEMENTS ............................................   F-6

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Azonic Corporation


We have audited the accompanying balance sheet of Azonic Corporation (a development stage company) as of March 31, 2001, and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 2001 and 2000, and the period from May 1, 1996 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azonic Corporation (a development stage company), as of March 31, 2001, and the results of its operations and cash flows for the years ended March 31, 2001 and 2000, and the period from May 1, 1996 (inception) to March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                       /s/ Levine, Hughes & Mithuen, Inc.



Englewood, Colorado
June 5, 2001

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2001



                                     ASSETS

Current assets                                                          $  --

Property and equipment                                                     --

Other assets                                                               --
                                                                        -------

                                                                        $  --
                                                                        =======



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                                                     $  --

Shareholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding                                    --
     Common stock, $.001 par value; 50,000,000 shares authorized;
       6,000,000 shares issued and outstanding                            6,000
     Additional paid-in capital (deficit)                                (5,700)
     Deficit accumulated during the development stage                      (300)
                                                                        -------

           Total shareholders' equity                                      --
                                                                        -------

                                                                        $  --
                                                                        =======


        See accountants' audit report and notes to financial statements.

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               For the Years Ended March 31, 2001 and 2000 and the
          Period from May 1, 1996 (Date of Inception) to March 31, 2001



                                      Year Ended    Year Ended      May 1, 1996
                                       March 31,     March 31,    (Inception) to
                                         2001          2000       March 31, 2001
                                      -----------   -----------   --------------

Revenues                              $      --     $      --      $      --

Costs and expenses:
     Amortization                            --            --               50
     General and administrative              --             250            250
                                      -----------   -----------    -----------

Loss from operations                  $      --     $      (250)   $      (300)
                                      ===========   ===========    ===========



Loss per common share                 $      --     $      --      $      --
                                      ===========   ===========    ===========

Weighted average shares outstanding     6,000,000     4,191,781      2,665,738
                                      ===========   ===========    ===========


        See accountants' audit report and notes to financial statements.


                                      AZONIC CORPORATION
                                 (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF SHAREHOLDERS' EQUITY
                 Period from May 1, 1996 (Date of Inception) to March 31, 2001


                                                                       Accumulated
                                                           Additional    Deficit       Total
                                   Number o    Par Value    Paid-In       From      Shareholders'
                                    Shares      Amount      Capital     Inception      Equity
                                   ---------   ---------   ---------    ---------    ---------
Balance at May 1, 1996                  --     $    --     $    --      $    --      $    --

Issuance of common stock for
  costs and services at $.00005
  per share, May 1, 1996           1,000,000       1,000        (950)        --             50

Net loss                                --          --          --             (9)          (9)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1997          1,000,000       1,000        (950)          (9)          41

Net loss                                --          --          --            (10)         (10)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1998          1,000,000       1,000        (950)         (19)          31

Net loss                                --          --          --            (31)         (31)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1999          1,000,000       1,000        (950)         (50)        --

Issuance of common stock for
  services at $.00005 per share,
  August 10, 1999                  5,000,000       5,000      (4,750)        --            250

Net loss                                --          --          --           (250)        (250)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2000          6,000,000       6,000      (5,700)        (300)        --

Net loss                                --          --          --           --           --
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2001          6,000,000   $   6,000   $  (5,700)   $    (300)   $    --
                                   =========   =========   =========    =========    =========


                  See accountants' report and notes to financial statements.



                                    AZONIC CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                    For the Year Ended March 31, 2001 and 2000 and the
               Period from May 1, 1996 (Date of Inception) to March 31, 2001


                                                    Year Ended  Year Ended     May 1, 1996
                                                     March 31,   March 31,   (Inception) to
                                                       2001        2000      March 31, 2001
                                                     ---------   ---------   --------------

Cash flows from operating activities:
Net loss                                             $    --     $    (250)   $    (300)

Adjustments to reconcile net loss to net cash
   provided by operating activities
       Amortization                                       --          --             50
       Non-cash services                                  --           250          250
                                                     ---------   ---------    ---------

Net cash used by operating activities                     --          --           --
                                                     ---------   ---------    ---------

Cash flows from investing activities                      --          --           --
                                                     ---------   ---------    ---------

Cash flows from financing activities                      --          --           --
                                                     ---------   ---------    ---------

Net change in cash                                        --          --           --

Cash, beginning of period                                 --          --           --
                                                     ---------   ---------    ---------

Cash, end of period                                  $    --     $    --      $    --
                                                     =========   =========    =========


Supplemental disclosures of cash flow information:

    Noncash investing and financing activities:

       Common stock issued for organization
         costs and services                          $    --     $     250    $     300
                                                     =========   =========    =========


             See accountants' audit report and notes to financial statements.

                                            F-5

NOTE 1    ORGANIZATION AND NATURE OF OPERATIONS

          The financial statements presented are those of Azonic Corporation (the "Company"). The Company is a development stage company with no operations. The Company is a "blank check" company that intends to enter into a business combination with one or more as yet unidentified privately held businesses. Its principal executive offices are located in Littleton, Colorado.

          The Company was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was redomiciled in the State of Nevada by merging into its wholly-owned subsidiary, Azonic Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Income Taxes
          ------------
          The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, a valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Loss Per Common Share
          ---------------------
          Loss per common share is computed using the weighted average number of common shares outstanding during each period.

          Statement of Cash Flows
          -----------------------
          For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less cash equivalents.

          Comprehensive Income
          --------------------
          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires total comprehensive income be reported in the accompanying financial statements. The Company had no items of comprehensive income at March 31, 2001.

NOTE 3    INCOME TAXES

          As of March 31, 2001, the Company had net operating loss carryforwards of $300, which expire in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

NOTE 4    RELATED PARTY TRANSACTIONS

          The Company's corporate offices are located in the personal residence of a shareholder and board member on a rent-free basis. Furthermore, all legal and accounting costs are paid for or provided without charge to the Company by Nordstrom, Forbes and Lincoln ("NFL"), a corporate entity for which the Company's president is also a shareholder and its president. These costs paid for by NFL totaled $971 for the year ended March 31, 2001.

NOTE 5    SHAREHOLDERS' EQUITY

          Preferred Stock
          ---------------
          No shares of the Company's preferred stock have been issued as of March 31, 2001. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

          Common Stock
          ------------
          In May 1996, the Company issued one million shares of its common stock at $.00005 per share in exchange for services performed and costs advanced to organize the Company. In August 1999, the board of directors authorized the Company to issue five million shares of its common stock at $.00005 per share to the Company's president in exchange for services valued at $250.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  July 12, 2001
                                        AZONIC VENTURE (NEV.) CORPORATION



                                        By: /s/ J.R. Nelson
                                        -------------------
                                        J. R. Nelson, President, Chief Executive
                                        Officer, Chief Financial and Accounting
                                        Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                        Title                           Date
      ----                        -----                           ----


/s/ J.R. Nelson          Director, President, Chief             7/12/2001
---------------          Executive Officer, Chief
J. R. Nelson             Financial Officer, Chief
                         Accounting Officer