Form 10QSB
period 2001-09-30
AZONIC CORP
filed 2001-11-14
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 2001                 Commission File No. 0-28315


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2001 are as follows:


          Class of Securities                           Shares Outstanding
     -------------------------------                    ------------------
      Common Stock, $.001 par value                          6,000,000



                                      INDEX
                                                                                 Page of
                                                                                 Report
                                                                                 ------

        PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements.

        Balance Sheets:

        As of September 30, 2001 (Unaudited) and March 31, 2001 ................    3

        Statements of Operations (Unaudited):

        For the six months ended September 30, 2001, year ended March 31, 2001
        and Cumulative from inception (May 1, 1996) through September 30, 2001..    4

        Statements of Cash Flows (Unaudited):

        For the six months ended September 30, 2001, year ended March 31, 2001
        and Cumulative from inception (May 1, 1996) through September 30, 2001..    5

        Statement of Changes in Stockholders' Equity (Unaudited):

        From inception  (May 1, 1996) through September 30, 2001 ...............    6

        Notes to Financial Statements (Unaudited) ..............................    7


Iem 2.  Management's Discussion and Analysis or Plan of Operation ..............   10


        PART II.       OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K .......................................   12


        Signatures .............................................................   12





                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS

                                                        (Unaudited)    (Audited)
                                                          Sept 30        Mar 31
                                                           2001           2001
                                                          -------       -------

Current Assets:                                           $     0       $     0

Plant, Property and Equipment:                                  0             0

Other Assets:
     Organization costs - net-                                  0             0
                                                          -------       -------

TOTAL ASSETS                                              $     0       $     0
                                                          =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                      $     0       $     0

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;                                  0             0
  none issued and outstanding

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  6,000,000 shares outstanding                              6,000         6,000

Paid in Capital (deficit)                                  (5,700)       (5,700)

Deficit accumulated during
The development stage                                        (300)         (300)
                                                          -------       -------

    Total Stockholders' Equity                                  0             0
                                                          -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          $     0       $     0
                                                          =======       =======



    The accompanying notes are an integral part of the financial statements.



                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted



                                      (Unaudited)     (Audited)
                                        6 Months         Year       May 1, 1996
                                         Ended          Ended     (Inception) to
                                        9-30-01        3-31-01     Sept 30, 2001
                                      -----------    -----------   -------------

Revenues:                             $         0    $         0    $         0
                                      -----------    -----------    -----------

Costs and Expenses:
    Amortization                                0              0             50
    General and Administrative                  0              0            250
                                      -----------    -----------    -----------

Net (Loss) from Operations                      0              0           (300)

Other Income (Expense)                          0              0              0
                                      -----------    -----------    -----------

Net (Loss) for the Period             $         0    $         0    $      (300)
                                      ===========    ===========    ===========

(Loss) per common share               $      (.00)   $      (.00)   $      (.00)
                                      ===========    ===========    ===========
Weighted Average
Shares Outstanding                      6,000,000      6,000,000      2,973,219
                                      ===========    ===========    ===========




    The accompanying notes are an integral part of the financial statements.



                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                                             6 Months      Year
                                              Ended        Ended      May 1, 1996
                                             9-30-01      3-31-01    (Inception) to
                                            Unaudited     Audited    Sept 30, 2001
                                            ---------    ----------  -------------

Cash Flows from
     Operating Activities                   $        0   $        0   $        0

Cash Flows from
     Investing Activities                            0            0            0

Cash Flows from
     Financing Activities                            0            0            0
                                            ----------   ----------   ----------

Net Increase (Decrease)                              0            0            0

Beginning Cash Balance                               0            0            0
                                            ----------   ----------   ----------

Cash Balance - End of Period                $        0   $        0   $        0
                                            ==========   ==========   ==========




Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs & Services             $        0   $        0   $      300
                                            ==========   ==========   ==========






    The accompanying notes are an integral part of the financial statements.



                               AZONIC CORPORATION
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Period May 1, 1996 (Inception) to September 30, 2001


                                   Common Stock
                               ---------------------                   Deficit
                                                         Paid-in   Accumulated from
                               Shares       Amount      (Deficit)     Inception
                              ---------    ---------    ---------     ---------

Balances May 1, 1996                  0    $       0    $       0     $       0

Common stock issued
For services & costs          1,000,000        1,000         (950)

Net Loss 3-31-97                      0            0            0            (9)
                              ---------    ---------    ---------     ---------

Balance 3-31-97               1,000,000        1,000         (950)           (9)

Net loss 3-31-98                      0            0            0           (10)
                              ---------    ---------    ---------     ---------

Balance 3-31-98               1,000,000        1,000         (950)          (19)

Net loss 3-31-99                      0            0            0           (31)
                              ---------    ---------    ---------     ---------

Balance 3-31-99               1,000,000        1,000         (950)          (50)

Common stock issued
For services 8-10-99          5,000,000        5,000       (4,750)

Net loss 3-31-00                      0            0            0          (250)
                              ---------    ---------    ---------     ---------

Balance 3-31-00               6,000,000        6,000       (5,700)         (300)


Net Loss 3/31/01                      0            0            0             0
                              ---------    ---------    ---------     ---------

Balance 3-31-01               6,000,000        6,000       (5,700)         (300)


Net Loss 9-30-01                      0            0            0             0
                              ---------    ---------    ---------     ---------

Balance 9-30-01               6,000,000    $   6,000    $  (5,700)    $    (300)
                              =========    =========    =========     =========





    The accompanying notes are an integral part of the financial statements.

                                       6

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2001


NOTE 1: THE COMPANY
-------------------
Organization and Nature of Operations- The financial statements presented are those of Azonic Corporation. The Company is a development stage company with no operations. The Company is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses. Its principal executive offices are located at 11145 W. Rockland Drive, Littleton, Colorado 80127. Azonic was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was redomiciled to the State of Nevada by merging into its wholly-owned subsidiary, Azonic Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------
Condensed Financial Statements - The financial statements dated 6-30-01 included herein have been prepared by Azonic Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

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

Income Taxes - As of September 30, 2001 the Company had a net operating loss carryforward of $300, which expires in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at September 30, 2001.

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

Preferred Stock - No shares of the Company's preferred stock have been issued as of September 30, 2001. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2001 - During the second fiscal quarter ended September 30, 2001, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

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


DATED:  November 9, 2001
                                         AZONIC CORPORATION



                                         By: /s/ J.R. Nelson
                                         -------------------
                                         J.R. Nelson, Chief Executive Officer
                                         and Chief Financial Officer