Form 10KSB
period 2002-03-31
AZONIC CORP
filed 2002-06-21
CIK 1099561

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For fiscal year ended March 31, 2002       Commission File No. 0-28315


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

     Yes         No   X
         -----      -----

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 62,000 shares of common stock of the registrant held by non-affiliates on March 31, 2002, was not determinable.

     At March 31, 2002, a total of 6,000,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS




                                     PART I


Item 1.  Description of Business ..........................................    3

Item 2.  Description of Property ..........................................   11

Item 3.  Legal Proceedings ................................................   11

Item 4.  Submission of Matters to a Vote of Security Holders ..............   12


                                     PART II


Item 5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters .....................................   12

Item 6.  Management's Discussion and Analysis or Plan of Operation ........   12

Item 7.  Financial Statements .............................................   14

Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ..........................   14


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ...............   15

Item 10. Executive Compensation ...........................................   17

Item 11. Security Ownership of Certain Beneficial Owners and Management ...   18

Item 12. Certain Relationships and Related Transactions ...................   19

Item 13. Exhibits and Reports on Form 8-K .................................   19


         Index to Financial Statements ....................................   20


         Financial Statements .............................................  F-1


         Signatures .......................................................   21

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the fiscal year ended March 31, 2002, and no meeting of shareholders was held.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK

     During the fiscal year ended March 31, 2002, the Common Shares were quoted under symbol "AZON" on the Pink Sheets operated by the National Quotation Bureau, but few transactions have taken place, and there is no market for the Common Shares at this time. Currently the common shares are quoted in name only.

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

HOLDERS

     Azonic had approximately 34 shareholders of record as of March 31, 2002, which number may not include shareholders whose shares are held in street or nominee names.

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

RESULTS OF OPERATIONS

     2002. For the fiscal year ended March 31, 2002, Azonic had no revenues and incurred a net loss of $-0- as compared to a net loss of $-0- for the fiscal year ended March 31, 2001. Expenses in fiscal 2002 related primarily to miscellaneous filing fees, accounting fees and legal fees.

     2001. For the fiscal year ended March 31, 2001, Azonic had no revenues and incurred a net loss of $-0- as compared to a net loss of $-0- for the fiscal year ended March 31, 2000. Expenses in fiscal 2001 consisted of miscellaneous items.

LIQUIDITY and CAPITAL RESOURCES

     All legal and accounting costs are paid for and provided without charge to the Company by Nordstrom, Forbes & Lincoln, Inc., a corporate entity for which the Company's President is also a shareholder and its President. Azonic had no in cash on hand at March 31, 2002 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $300.

     Azonic has no commitment for any capital expenditure and foresees none. However, Azonic will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Azonic's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending March 31, 2003. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

    Name                   Age                         Position
    ----                   ---                         --------
J. R. Nelson               61            Director and Chairman of the Board,
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

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     During the fiscal year ended March 31, 2002, Azonic paid no cash or cash equivalent compensation to its executive officers and directors. Azonic has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.

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

Name and Address                       Amount & Nature
  of Beneficial                         of Beneficial             Percent
     Owner                                Ownership               of Class
     -----                                ---------               --------

*J. R. Nelson .........................   5,335,000 (1)             88.9%
  11145 W. Rockland Dr.
  Littleton, Colorado 80127

John Brasher ..........................     353,000 (2)              5.9%
  9 Cherrymoor Drive
  Englewood, Colorado 80110

*All directors & officers .............   5,335,000                 88.9%
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

     No officer, director or employee of Azonic or its predecessor received a salary of $60,000 or more in 2002 or 2001. There were no transactions, or series of transactions, for the fiscal years ended March 31, 2002 or 2001, nor are there any currently proposed transactions, or series of transactions, to which Azonic is (or Azonic or its predecessor was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Azonic any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.


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

       3.1 Articles of Incorporation of Grand Canyon Ventures Two, Incorporated, incorporated by reference to Exhibit 3.1 to registration statement on Form 10SB-12G, file No.
              0-28315 dated November 23, 1999 ............................. 1

       3.5    Amendment to Articles of Incorporation of Grand Canyon
              Ventures Two, Incorporated, changing the corporate name
              to Azonic Engineering, Incorporated, incorporated by
              reference from Exhibit 3.2 to Form 10SB-12G dated
              November 23, 1999 ........................................... 1

       3.6    Articles and Certificate of Merger between Azonic
              Engineering, Incorporated and Azonic Corporation, a
              Nevada corporation, with Merger Agreement attached
              thereto as Exhibit A, incorporated by reference to
              Exhibit 2.1 to Form 10SB-12G dated November 23, 1999 ........ 1

       3.7    Certificate of Incorporation of Azonic Corporation,
              incorporated by reference to Exhibit 3.3 to Form
              10SB-12G dated November 23, 1999 ............................ 1

       3.8    Bylaws of Azonic Corporation, incorporated by reference
              to Exhibit 3.4 to Form 10SB-12G dated November 23, 1999 ..... 1

       4.1    Specimen common stock certificate, incorporated by
              reference to Exhibit 4.1 to registration statement of
              Form 10SB-12G dated November 23, 1999 ....................... 1

       10.1   1998 Compensatory Stock Option Plan, incorporated by
              reference to Exhibit 10.1 to Form 10SB-12G dated
              November 23, 1999 ........................................... 1

       10.2 1998 Employee Stock Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 10SB-12G dated
              November 23, 1999 ........................................... 1

              1 - Incorporated by reference to another registration statement, report or document.
              2 - Included as part of this Report.

     (b) Reports on Form 8-K. NONE


Index to Financial Statements:

     INDEPENDENT AUDITOR's REPORT ......................................... F-1

     BALANCE SHEET as of March 31, 2002 ................................... F-2

     STATEMENTS OF OPERATIONS for fiscal years ended
      March 31, 2002 and 2000 and from Inception
      (February 13, 1989)  through March 31, 2002 ......................... F-3

     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      from Inception (February 13, 1989) through
      March 31, 2002 ...................................................... F-4

     STATEMENTS OF CASH FLOWS for fiscal years ended
      March 31, 2002 and 2001 and from Inception
      (February 13, 1989) through March 31, 2002  ......................... F-5

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ........................... F-6

     NOTES TO FINANCIAL STATEMENTS ........................................ F-6

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Azonic Corporation


We have audited the accompanying balance sheet of Azonic Corporation (a development stage company) as of March 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 2002 and 2001, and the period from May 1, 1996 (inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azonic Corporation (a development stage company), as of March 31, 2002, and the results of its operations and cash flows for the years ended March 31, 2002 and 2001, and the period from May 1, 1996 (inception) to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                       /s/ Levine, Hughes & Mithuen, Inc.



Englewood, Colorado
May 3, 2002

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2002



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
                                                                        =======


See accompanying independent auditors' report and notes to financial statements.

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               For the Years Ended March 31, 2002 and 2001 and the
          Period from May 1, 1996 (Date of Inception) to March 31, 2002



                                      Year Ended    Year Ended      May 1, 1996
                                       March 31,     March 31,    (Inception) to
                                         2002           2001      March 31, 2002
                                      -----------   ------------  --------------

Revenues                              $      --     $       --     $      --

Costs and expenses:
     Amortization                            --             --              50
     General and administrative              --             --             250
                                      -----------   ------------   -----------

Loss from operations                  $      --     $       --     $      (300)
                                      ===========   ============   ===========



Loss per common share                 $      --     $       --     $      --
                                      ===========   ============   ===========

Weighted average shares outstanding     6,000,000      6,000,000     3,229,167
                                      ===========   ============   ===========



See accompanying independent auditors' report and notes to financial statements.



                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
          Period from May 1, 1996 (Date of Inception) to March 31, 2002



                                                                       Accumulated
                                                           Additional    Deficit      Total
                                   Number of   Par Value    Paid-In       From     Shareholders'
                                    Shares      Amount      Capital     Inception     Equity
                                   ---------   ---------   ---------    ---------    ---------
Balance at May 1, 1996                  --     $    --     $    --      $    --      $    --

Issuance of common stock for
  costs and services at $.00005
  per share, May 1, 1996           1,000,000       1,000        (950)        --             50

Net loss                                --          --          --             (9)          (9)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1997          1,000,000       1,000        (950)          (9)          41

Net loss                                --          --          --            (10)         (10)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1998          1,000,000       1,000        (950)         (19)          31

Net loss                                --          --          --            (31)         (31)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1999          1,000,000       1,000        (950)         (50)        --

Issuance of common stock for
  services at $.00005 per share,
  August 10, 1999                  5,000,000       5,000      (4,750)        --            250

Net loss                                --          --          --           (250)        (250)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2000          6,000,000       6,000      (5,700)        (300)        --

Net loss                                --          --          --           --           --
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2001          6,000,000       6,000      (5,700)        (300)        --

Net loss                                --          --          --           --           --
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2002          6,000,000   $   6,000   $  (5,700)   $    (300)   $    --
                                   =========   =========   =========    =========    =========


       See accompanying independent auditors' report and notes to financial statements.



                                 AZONIC CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                 For the Year Ended March 31, 2002 and 2001 and the
            Period from May 1, 1996 (Date of Inception) to March 31, 2002



                                                   Year Ended  Year Ended    May 1, 1996
                                                    March 31,   March 31,  (Inception) to
                                                      2002        2001     March 31, 2002
                                                     -------    -------    --------------

Cash flows from operating activities:
Net loss                                             $  --       $  --        $  (300)

Adjustments to reconcile net loss to net cash
   provided by operating activities
       Amortization                                     --          --             50
       Non-cash services                                --          --            250
                                                     -------     -------      -------

Net cash used by operating activities                   --          --           --
                                                     -------     -------      -------

Cash flows from investing activities                    --          --           --
                                                     -------     -------      -------

Cash flows from financing activities                    --          --           --
                                                     -------     -------      -------

Net change in cash                                      --          --           --

Cash, beginning of period                               --          --           --
                                                     -------     -------      -------

Cash, end of period                                  $  --       $  --        $  --
                                                     =======     =======      =======


Supplemental disclosures of cash flow information:

    Noncash investing and financing activities:

       Common stock issued for organization
         costs and services                          $  --       $  --        $   300
                                                     =======     =======      =======


  See accompanying independent auditors' report and notes to financial statements.

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

          Comprehensive Income
          --------------------
          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires total comprehensive income be reported in the accompanying financial statements. The Company had no items of comprehensive income at March 31, 2002 and 2001.

NOTE 3    INCOME TAXES

          As of March 31, 2002, the Company had net operating loss carryforwards of $300, which expire in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

NOTE 4    RELATED PARTY TRANSACTIONS

          The Company's corporate offices are located in the personal residence of a shareholder and board member on a rent-free basis. Furthermore, all legal and accounting costs are paid for or provided without charge to the Company by Nordstrom, Forbes and Lincoln ("NFL"), a corporate entity for which the Company's president is also a shareholder and its president. These costs paid for by NFL totaled $2,366 and $971 for the years ended March 31, 2002 and 2001, respectively.

NOTE 5    SHAREHOLDERS' EQUITY

          Preferred Stock
          ---------------
          No shares of the Company's preferred stock have been issued as of March 31, 2002. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

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

Date:  June 19, 2002
                                        AZONIC VENTURE (NEV.) CORPORATION



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

      Name                            Title                             Date
      ----                            -----                             ----



/s/ J.R. Nelson              Director, President, Chief               6/19/2002
---------------              Executive Officer, Chief
J. R. Nelson                 Financial Officer, Chief
                             Accounting Officer