Form 10QSB
period 2002-06-30
AZONIC CORP
filed 2002-12-03
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30, 2002                      Commission File No. 0-28315


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

                     Yes              No   X
                         ----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2002 are as follows:


     Class of Securities                               Shares Outstanding
 ------------------------------                        ------------------
 Common Stock, $.001 par value                              6,000,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

            PART I.        FINANCIAL INFORMATION


Item 1. Financial Statements.

        Balance Sheets:

        As of June 30, 2002 (Unaudited) and March 31, 2002 .................  3

        Statements of Operations (Unaudited):

        For the three months ended June 30, 2002, year ended March 31, 2002 and Cumulative from inception (May 1, 1996) through June 30, 2002...  4

        Statements of Cash Flows (Unaudited):

        For the three months ended June 30, 2002, year ended March 31, 2002 and Cumulative from inception (May 1, 1996) through June 30, 2002...  5

        Statement of Changes in Stockholders' Equity (Unaudited):

        From inception  (May 1, 1996) through June 30, 2002.................  6

        Notes to Financial Statements (Unaudited) ..........................  7


Item 2. Management's Discussion and Analysis or Plan of Operation........... 10


        PART II.       OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.................................... 12


        Signatures.......................................................... 12

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS
                                                    (Unaudited)     (Audited)
                                                      June 30         Mar. 31
                                                       2002            2002
                                                     ---------       --------

Current Assets:                                        $ -0-          $ -0-

Plant, Property and Equipment:                           -0-            -0-

Other Assets:
     Organization costs - net-                           -0-            -0-
                                                       ------         ------

TOTAL ASSETS                                           $ -0-          $ -0-
                                                       ======         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                   $ -0-          $ -0-

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;                           -0-            -0-
  none issued and outstanding

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  6,000,000 shares outstanding                          6,000          6,000

Paid in Capital (deficit)                              (5,700)        (5,700)

Deficit accumulated during
The development stage                                    (300)          (300)
                                                       ------         ------

    Total Stockholders' Equity                           -0-            -0-
                                                       ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       $ -0-          $ -0-
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



                                            AZONIC CORPORATION
                                      (A Development Stage Company)

                                          STATEMENT OF OPERATIONS
                                         For the Periods as Noted



                                                 (Unaudited)         (Audited)
                                                   3 Months             Year            May 1, 1996
                                                    Ended              Ended           (Inception) to
                                                   6-30-02            3-31-02          June 30, 2002
                                              ---------------     -------------      ------------------

Revenues:                                          $  -0-             $ -0-                $ -0-
                                              ---------------     -------------     -------------------

Costs and Expenses:
    Amortization                                     -0-                -0-                   50
    General and Administrative                       -0-                -0-                  250
                                              ---------------     -------------     -------------------

Net (Loss) from Operations                           -0-                -0-                 (300)

Other Income (Expense)                               -0-                -0-                  -0-
                                              ---------------     -------------     -------------------

Net (Loss) for the Period                          $ -0-              $ -0-               $ (300)
                                              ===============     =============     ===================

(Loss) per common share                            $ (.00)            $ (.00)              $ (.00)
                                              ===============     =============     ===================


Weighted Average
Shares Outstanding                                6,000,000          6,000,000            2,829,000
                                              ===============     =============     ==================









                  The accompanying notes are an integral part of the financial statements.





                                                    AZONIC CORPORATION
                                               (A Development Stage Company)

                                                 STATEMENT OF CASH FLOWS
                                                For the Periods as Noted


                                                         3 Months                 Year
                                                          Ended                   Ended              May 1, 1996
                                                         6-30-02                 3-31-02            (Inception) to
                                                        Unaudited                Audited            June 30, 2002
                                                   ---------------------    ------------------     ------------------

Cash Flows from
     Operating Activities                                $ -0-                   $ -0-                 $ -0-

Cash Flows from
     Investing Activities                                  -0-                     -0-                   -0-

Cash Flows from
     Financing Activities                                  -0-                     -0-                   -0-
                                                   ---------------------    ------------------    -------------------

Net Increase (Decrease)                                    -0-                     -0-                   -0-

Beginning Cash Balance                                     -0-                     -0-                   -0-
                                                   ---------------------    ------------------    -------------------

Cash Balance - End of Period                              $ -0-                   $ -0-                $ -0-
                                                   =====================    ==================    ===================




Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs & Services                           $ -0-                   $ -0-                 $ 300
                                                   =====================    ==================    ==================





                    The accompanying notes are an integral part of the financial statements.



                                                     AZONIC CORPORATION
                                                (A Development Stage Company)


                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For the Period May 1, 1996 (Inception) to June 30, 2002


                                                              Common Stock
                                           ---------------------------------------------------              Deficit
                                                                                     Paid-in            Accumulated from
                                           Shares                Amount             (Deficit)             Inception
                                          ---------            ---------            ----------         ------------------

Balances May 1, 1996                            -0-            $     -0-            $     -0-             $     -0-

Common stock issued
For services & costs                      1,000,000                1,000                 (950)

Net Loss 3-31-97                                -0-                  -0-                  -0-                    (9)
                                          ---------            ---------            ---------             ---------

Balance 3-31-97                           1,000,000                1,000                 (950)                   (9)

Net loss 3-31-98                                -0-                  -0-                  -0-                   (10)
                                          ---------            ---------            ---------             ---------

Balance 3-31-98                           1,000,000                1,000                 (950)                  (19)

Net loss 3-31-99                                -0-                  -0-                  -0-                   (31)
                                          ---------            ---------            ---------             ---------

Balance 3-31-99                           1,000,000                1,000                 (950)                  (50)

Common stock issued
For services 8-10-99                      5,000,000                5,000               (4,750)

Net loss 3-31-00                                -0-                  -0-                  -0-                  (250)
                                          ---------            ---------            ---------             ---------

Balance 3-31-00                           6,000,000                6,000               (5,700)                 (300)


Net Loss 3/31/01                                -0-                  -0-                  -0-                   -0-
                                          ---------            ---------            ---------             ---------

Balance 3-31-01                           6,000,000                6,000               (5,700)                 (300)

Net Loss 3/31/02                                -0-                  -0-                  -0-                   -0-
                                          ---------            ---------            ---------             ---------
Balance 3-31-02                           6,000,000                6,000               (5,700)                 (300)


Net Loss 6-30-02                                -0-                  -0-                  -0-                   -0-
                                          ---------            ---------            ---------             ---------

Balance 6-30-02                           6,000,000            $   6,000            $  (5,700)            $    (300)
                                          =========            =========            =========             =========



                               The accompanying notes are an integral part of the financial statements.

                                                               6


                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002


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

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES
-------  -------------------------------
Condensed Financial Statements - The financial statements dated 6-30-02 included herein have been prepared by Azonic Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

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

Income Taxes - As of June 30, 2002 the Company had a net operating loss carryforward of $300, which expires in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at June 30, 2002.

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

Preferred Stock - No shares of the Company's preferred stock have been issued as of June 30, 2002. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

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

RESULTS OF OPERATIONS

     FIRST QUARTER 2002 - During the first fiscal quarter ended June 30, 2002, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

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


DATED:  November 26, 2002
                                      AZONIC CORPORATION



                                      By:   /s/ J.R. Nelson
                                           -------------------------------------
                                            J.R. Nelson, Chief Executive Officer
                                            and Chief Financial Officer