Form 10QSB
period 2002-09-30
AZONIC CORP
filed 2002-12-03
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 2002                 Commission File No. 0-28315


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2002 are as follows:


    Class of Securities                                     Shares Outstanding
------------------------------                              ------------------
Common Stock, $.001 par value                                   6,000,000

                                      INDEX
                                                                        Page of
                                                                         Report
                                                                         ------

         PART I.        FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets:

         As of September  30, 2002 (Unaudited) and March 31, 2002 ..........  3

         Statements of Operations (Unaudited):

         For the six months ended September 30, 2002,
         year ended March 31, 2002 and Cumulative from
         inception (May 1, 1996) through September 30, 2002.................  4

         Statements of Cash Flows (Unaudited):

         For the six months ended September 30, 2002,
         year ended March 31, 2002 and Cumulative from
         inception (May 1, 1996) through September 30, 2002.................  5

         Statement of Changes in Stockholders' Equity (Unaudited):

         From inception  (May 1, 1996) through September 30, 2002...........  6

         Notes to Financial Statements (Unaudited) .........................  7


Iem 2.   Management's Discussion and Analysis or Plan of Operation ......... 10


         PART II.       OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................................... 12


         Signatures......................................................... 12

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS
                                                   (Unaudited)         (Audited)
                                                     Sept 30            Mar 31
                                                       2002                2002
                                                   ----------          ---------

Current Assets:                                        $  -0-            $ -0-

Plant, Property and Equipment:                            -0-              -0-

Other Assets:
     Organization costs - net-                            -0-              -0-
                                                       ------           ------

TOTAL ASSETS                                           $  -0-           $  -0-
                                                       ======            ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                   $  -0-            $  -0-

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;                            -0-               -0-
  none issued and outstanding

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  6,000,000 shares outstanding                          6,000             6,000

Paid in Capital (deficit)                              (5,700)           (5,700)

Deficit accumulated during
The development stage                                    (300)             (300)
                                                       ------            ------

    Total Stockholders' Equity                            -0-               -0-
                                                       ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       $  -0-            $  -0-
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


                                                 AZONIC CORPORATION
                                            (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                                              For the Periods as Noted



                                                 (Unaudited)             (Audited)
                                                   6 Months                 Year                 May 1, 1996
                                                    Ended                  Ended                (Inception) to
                                                   9-30-02                3-31-02               Sept 30, 2002
                                              -------------------     -----------------     ---------------------

Revenues:                                           $ -0-                 $  -0-                    $ -0-
                                              -------------------     -----------------     ---------------------

Costs and Expenses:
    Amortization                                      -0-                    -0-                       50
    General and Administrative                        -0-                    -0-                      250
                                              -------------------     -----------------     ---------------------

Net (Loss) from Operations                            -0-                    -0-                     (300)

Other Income (Expense)                                -0-                    -0-                      -0-
                                              -------------------     -----------------     ---------------------

Net (Loss) for the Period                           $ -0-                 $  -0-                   $ (300)
                                              ===================     =================     =====================

(Loss) per common share                            $ (.00)                $ (.00)                  $ (.00)
                                              ===================     =================     =====================

Shares Outstanding                                6,000,000              6,000,000                2,973,219
                                              ===================     =================     =====================









                               The accompanying notes are an integral part of the financial statements.




                                                 AZONIC CORPORATION
                                           (A Development Stage Company)

                                              STATEMENT OF CASH FLOWS
                                             For the Periods as Noted


                                                         6 Months                 Year
                                                          Ended                   Ended              May 1, 1996
                                                         9-30-02                 3-31-02            (Inception) to
                                                        Unaudited                Audited            Sept 30, 2002
                                                   ---------------------    ------------------ -- -------------------

Cash Flows from
     Operating Activities                                $ -0-                   $ -0-                 $ -0-

Cash Flows from
     Investing Activities                                  -0-                     -0-                   -0-

Cash Flows from
     Financing Activities                                  -0-                     -0-                   -0-
                                                   ---------------------    ------------------    -------------------

Net Increase (Decrease)                                    -0-                     -0-                   -0-

Beginning Cash Balance                                     -0-                     -0-                   -0-
                                                   ---------------------    ------------------    -------------------

Cash Balance - End of Period                             $ -0-                   $ -0-                 $ -0-
                                                   =====================    ==================    ===================



Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs & Services                           $ -0-                   $ -0-                $ 300
                                                   =====================    ==================    ===================












                           The accompanying notes are an integral part of the financial statements.



                                             AZONIC CORPORATION
                                        (A Development Stage Company)


                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the Period May 1, 1996 (Inception) to September 30, 2002


                                                   Common Stock
                              ----------------------------------------------------             Deficit
                                                                           Paid-in          Accumulated from
                                 Shares              Amount               (Deficit)            Inception
                              ----------           ----------            ---------          ----------------

Balances May 1, 1996                 -0-            $     -0-            $     -0-             $      -0-

Common stock issued
For services & costs           1,000,000                1,000                 (950)

Net Loss 3-31-97                     -0-                  -0-                  -0-                    (9)
                               ---------            ---------            ---------             ---------

Balance 3-31-97                1,000,000                1,000                 (950)                   (9)

Net loss 3-31-98                     -0-                  -0-                  -0-                   (10)
                               ---------            ---------            ---------             ---------

Balance 3-31-98                1,000,000                1,000                 (950)                  (19)

Net loss 3-31-99                     -0-                  -0-                  -0-                   (31)
                               ---------            ---------            ---------             ---------

Balance 3-31-99                1,000,000                1,000                 (950)                  (50)

Common stock issued
For services 8-10-99           5,000,000                5,000               (4,750)

Net loss 3-31-00                     -0-                  -0-                  -0-                  (250)
                               ---------            ---------            ---------             ---------

Balance 3-31-00                6,000,000                6,000               (5,700)                 (300)


Net Loss 3/31/01                     -0-                  -0-                  -0-                   -0-
                               ---------            ---------            ---------             ---------

Balance 3-31-01                6,000,000                6,000               (5,700)                 (300)


Net Loss 3/31/02                     -0-                  -0-                  -0-                   -0-
                               ---------            ---------            ---------             ---------
Balance 3-31-02                6,000,000                6,000               (5,700)                 (300)

Net Loss 9-30-02                     -0-                  -0-                  -0-                   -0-
                               ---------            ---------            ---------             ---------

Balance 9-30-02                6,000,000            $   6,000            $  (5,700)            $    (300)
                               =========            =========            =========             =========









                  The accompanying notes are an integral part of the financial statements.


                                                   6

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2002


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

Income Taxes - As of September 30, 2002 the Company had a net operating loss carryforward of $300, which expires in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at September 30, 2002.

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

Preferred Stock - No shares of the Company's preferred stock have been issued as of September 30, 2002. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2002 - During the second fiscal quarter ended September 30, 2002, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

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


DATED:  November 26, 2002
                                   AZONIC CORPORATION



                                   By:    /s/ J.R. Nelson
                                          --------------------------------------
                                          J.R. Nelson, Chief Executive Officer
                                          and Chief Financial Officer