Form 10QSB
period 2002-12-31
AZONIC CORP
filed 2003-02-06
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


     For Quarter Ended December 31, 2002        Commission File No. 0-28315


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

     Yes [ ]             No   [X]

The number of shares outstanding of each of the Registrant's classes of common equity, as of December 31, 2002 are as follows:


          Class of Securities                         Shares Outstanding
     -----------------------------                    ------------------
     Common Stock, $.001 par value                         6,000,000

                                      INDEX
                                                                         Page of
                                                                         Report
                                                                         -------

         PART I.    FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets:

         As of December 31, 2002 (Unaudited) and March 31, 2002 .............  3

         Statements of Operations (Unaudited):

         For the nine months ended December 31, 2002, nine months ended
         December 31, 2001 and Cumulative from inception (May 1, 1996)
         through December 31, 2002...........................................  4

         Comparison of quarter ended December 31, 2002 with quarter ended
         ended December 31, 2001         ....................................  5

         Statements of Cash Flows (Unaudited):

         For the nine months ended December 31, 2002, nine months ended
         December 31, 2001 and Cumulative from inception (May 1, 1996)
         through December 31, 2002...........................................  6

         Comparison of quarter ended December 31, 2002 and with quarter ended December 31, 2001.............................................  7

         Statement of Changes in Stockholders' Equity (Unaudited):

         From inception  (May 1, 1996) through December 31, 2002 ............  8

         Notes to Financial Statements (Unaudited) ..........................  9


Iem 2.   Management's Discussion and Analysis or Plan of Operation .......... 12


         PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.................................... 14


         Signatures.......................................................... 14

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS

                                                           (Unaudited) (Audited)
                                                             Dec 31      Mar 31
                                                              2002        2002
                                                             -------    -------

Current Assets:                                              $     0    $     0

Plant, Property and Equipment:                                     0          0

Other Assets:
     Organization costs - net-                                     0          0
                                                             -------    -------

TOTAL ASSETS                                                 $     0    $     0
                                                             =======    =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                         $     0    $     0

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;                                     0          0
  none issued and outstanding

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  6,000,000 shares outstanding                                 6,000      6,000

Paid in Capital (deficit)                                     (5,700)    (5,700)

Deficit accumulated during
The development stage                                           (300)      (300)
                                                             -------    -------

    Total Stockholders' Equity                                     0          0
                                                             -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             $     0    $     0
                                                             =======    =======


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            For the Periods as Noted



                                      (Unaudited)    (Unaudited)
                                       9 Months       9 Months      May 1, 1996
                                         Ended          Ended     (Inception) to
                                       12-31-02       12-31-01     Dec 31, 2002
                                      -----------    -----------   ------------

Revenues:                             $         0    $         0    $         0
                                      -----------    -----------    -----------

Costs and Expenses:
    Amortization                                0              0             50
    General and Administrative                  0              0            250
                                      -----------    -----------    -----------

Net (Loss) from Operations                      0              0           (300)

Other Income (Expense)                          0              0              0
                                      -----------    -----------    -----------

Net (Loss) for the Period             $         0    $         0    $      (300)
                                      ===========    ===========    ===========

(Loss) per common share               $      (.00)   $      (.00)   $      (.00)
                                      ===========    ===========    ===========

Weighted Average
Shares Outstanding                      6,000,000      6,000,000      3,107,000
                                      ===========    ===========    ===========






    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            For the Periods as Noted


                                      (Unaudited)    (Unaudited)
                                        3 Months       3 Months
                                         Ended          Ended
                                        12-31-02       12-31-01       Change
                                      -----------    -----------    -----------

Revenues:                             $         0    $         0    $         0
                                      -----------    -----------    -----------

Costs and Expenses:
     Amortization                               0              0              0
     Management                                 0              0              0
                                      -----------    -----------    -----------

Net (Loss) from Operations                      0              0              0

Other Income (Expense)                          0              0              0
                                      -----------    -----------    -----------

Net (Loss) for the Period             $         0    $         0    $         0
                                      ===========    ===========    ===========

(Loss) per common share               $      (.00)   $      (.00)
                                      ===========    ===========    ===========

Weighted Average
Shares Outstanding                      6,000,000      6,000,000
                                      ===========    ===========








    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            For the Periods as Noted


                                           (Unaudited) (Unaudited)
                                             9 Months    9 Months   May 1, 1996
                                              Ended       Ended   (Inception) to
                                             12-31-02    12-31-01  Dec 31, 2002
                                              ------      ------   ------------

Cash Flows from
     Operating Activities                     $    0      $    0      $    0

Cash Flows from
     Investing Activities                          0           0           0

Cash Flows from
     Financing Activities                          0           0           0
                                              ------      ------      ------

Net Increase (Decrease)                            0           0           0

Beginning Cash Balance                             0           0           0
                                              ------      ------      ------

Cash Balance - End of Period                  $    0      $    0      $    0
                                              ======      ======      ======



Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs                          $    0      $    0      $   50
                                              ======      ======      ======

Common Stock issued for Services              $    0      $    0      $  250
                                              ======      ======      ======




    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            For the Periods as Noted



                                                      (Unaudited)    (Unaudited)
                                                        3 Months       3 Months
                                                         Ended          Ended
                                                        12-31-02       12-31-01
                                                        --------       --------

Cash Flows from
     Operating Activities                                $    0         $    0

Cash Flows from
     Investing Activities                                     0              0

Cash Flows from
     Financing Activities                                     0              0
                                                         ------         ------

Net Increase (Decrease)                                       0              0

Beginning Cash Balance                                        0              0
                                                         ------         ------

Cash Balance - End of Period                             $    0         $    0
                                                         ======         ======



Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs                                     $    0         $    0
                                                         ======         ======

Common Stock issued for Services                         $    0         $    0
                                                         ======         ======







    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period May 1, 1996 (Inception) to December 31, 2002


                                                                       Deficit
                                   Common Stock                      Accumulated
                              ----------------------     Paid-in        from
                               Shares       Amount      (Deficit)     Inception
                              ---------    ---------    ---------     ---------

Balances May 1, 1996                  0    $       0    $       0     $       0

Common stock issued
For services & costs          1,000,000        1,000         (950)

Net Loss 3-31-97                      0            0            0            (9)
                              ---------    ---------    ---------     ---------

Balance 3-31-97               1,000,000        1,000         (950)           (9)

Net loss 3-31-98                      0            0            0           (10)
                              ---------    ---------    ---------     ---------

Balance 3-31-98               1,000,000        1,000         (950)          (19)

Net loss 3-31-99                      0            0            0           (31)
                              ---------    ---------    ---------     ---------

Balance 3-31-99               1,000,000        1,000         (950)          (50)

Common stock issued
For services 8-10-99          5,000,000        5,000       (4,750)

Net loss 3-31-00                      0            0            0          (250)
                              ---------    ---------    ---------     ---------

Balance 3-31-00               6,000,000        6,000       (5,700)         (300)

Net Loss 3-31-01                      0            0            0             0
                              ---------    ---------    ---------     ---------

Balance 3-31-01               6,000,000        6,000       (5,700)         (300)

Net Loss 12-31-01                     0            0            0             0

Balance 12-31-01              6,000,000    $   6,000    $  (5,700)    $    (300)
                              =========    =========    =========     =========

Net Loss 3-31-02                      0            0            0             0

Balance 3-31-02               6,000,000        6,000       (5,700)         (300)

Net Loss 12-31-02                     0            0            0             0

Balance 12-31-02              6,000,000    $   6,000    $  (5,700)    $    (300)



    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                December 31, 2002


NOTE 1: THE COMPANY
-------------------
Organization and Nature of Operations - The financial statements presented are those of Azonic Corporation. The Company is a development stage company with no operations. The Company is a "blank check" company that intends to enter into a business combination with one or more as yet unidentified privately held businesses. Its principal executive offices are located at 11145 W. Rockland Dr., Littleton, CO 80127. Azonic was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was redomiciled to the State of Nevada by merging into its wholly owned subsidiary, Azonic Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------
Condensed Financial Statements - The financial statements dated 12-31-02 included herein have been prepared by Azonic Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

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

Income Taxes - As of December 31, 2002 the Company had a net operating loss carryforward of $300, which expires in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at December 31, 2002.

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

Preferred Stock - No shares of the Company's preferred stock have been issued as of December 31, 2002. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

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

RESULTS OF OPERATIONS

     THIRD QUARTER 2002 - During the third fiscal quarter ended December 31, 2002, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

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

     Azonic has no commitment for any capital expenditure and foresees none. However, Azonic will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Azonic's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending March 31, 2003. Any travel, lodging or other expenses that may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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


DATED:  January 31, 2002
                                          AZONIC CORPORATION



                                          /s/ J.R. Nelson
                                          ---------------
                                          J.R. Nelson, Chief Executive Officer
                                          and Chief Financial Officer