Form 10KSB
period 2003-03-31
AZONIC CORP
filed 2003-06-19
CIK 1099561

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For fiscal year ended March 31, 2003      Commission File No. 0-28315


                               AZONIC CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                84-1517404
                  ------                                ----------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

          11145 W. Rockland Dr.
        Littleton, Colorado 80127                     (720) 981-0523
        -------------------------                     --------------
(Address of Principal's Executive Offices)       (Issuer's Telephone No.)


     Securities registered pursuant to
       Section 12(b) of the Act:               NONE

     Securities registered pursuant to
       Section 12(g) of the Act:               Common stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [ x ] YES [ ] NO

     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ] YES [ ] NO

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 62,000 shares of common stock of the registrant held by non-affiliates on March 31, 2003, was not determinable, due to lack of trading activity.

     At March 31, 2003, a total of 6,000,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS


                                     PART I


Item 1.  Description of Business ...........................................   3

Item 2.  Description of Property ...........................................   9

Item 3.  Legal Proceedings .................................................   9

Item 4.  Submission of Matters to a Vote of Security Holders ...............   9


                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters .............................................  10

Item 6.  Management's Discussion and Analysis or Plan of Operation..........  11

Item 7.  Financial Statements ..............................................  13

Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ..........................  13


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ...............  13

Item 10. Executive Compensation ............................................  15

Item 11. Security Ownership of Certain Beneficial Owners and Management ....  17

Item 12. Certain Relationships and Related Transactions ....................  17

Item 13. Exhibits and Reports on Form 8-K ..................................  17

         Index to Financial Statements .....................................  18

         Financial Statements .............................................. F-1

         Signatures ........................................................  20

         Certifications ....................................................  21

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

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

CHANGE OF CONTROL

     In May 2003, Azonic underwent a change of control. Shareholders of Azonic sold, for cash, an aggregate of 5,700,000 shares of the 6,000,000 shares of common stock issued and outstanding. These shares were sold to Carriage House Capital Corp. in an arm's-length transaction. No officer, director or significant shareholder of Azonic had any interest in or to or relationship with Carriage House Capital Corp., either prior to or following the purchase. In connection with such stock purchase, J.R. Nelson, the sole officers and director, is resigning from all such positions.

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

     COMBINATION SUITABILITY STANDARDS. The analysis of candidate companies will be undertaken by or under the supervision of Azonic's management, who are not rofessional business analysts. See "MANAGEMENT" below.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the fiscal year ended March 31, 2003, and no meeting of shareholders was held.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK

     During the fiscal year ended March 31, 2003, the Common Shares were quoted under symbol "AZON" on the Pink Sheets operated by the National Quotation Bureau, but few transactions have taken place, and there is no market for the Common Shares at this time. Currently the common shares are quoted in name only.

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

HOLDERS

     Azonic had approximately 34 shareholders of record as of March 31, 2003, which number may not include shareholders whose shares are held in street or nominee names.

DIVIDENDS

     Azonic does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on Azonic's earnings (if any) and its cash requirements at that time.

                      Equity Compensation Plan Information

     The following table sets forth, as of the fiscal year ended March 31, 2003, certain information with respect to Azonic compensation plans and individual compensation arrangements to which Azonic is a party, if any, under which any equity securities of Azonic are authorized for issuance.

----------------------------------------------------------------------------------------------------------
          Plan Category                   Number of securities     Weighted average         Number of
                                            to be issued upon     exercise price of         securities
                                               exercise of           outstanding       remaining available
                                          outstanding options,    options, warrants    for future issuance
                                           warrants and rights        and rights
----------------------------------------------------------------------------------------------------------
                                                   (a)                   (b)                   (c)
----------------------------------------------------------------------------------------------------------
Equity compensation plans approved by              -0-                   N/A                 2,500,000
security holders
----------------------------------------------------------------------------------------------------------
Equity compensation plans not approved             -0-                   N/A                 -0-
by security holders
----------------------------------------------------------------------------------------------------------
Total                                              -0-                   N/A                 2,500,000
----------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

     2003. For the fiscal year ended March 31, 2003, Azonic had no revenues and incurred a net loss of $-0- as compared to a net loss of $-0- for the fiscal year ended March 31, 2002. Expenses in fiscal 2003 related primarily to miscellaneous filing fees, accounting fees and legal fees.

     2002. For the fiscal year ended March 31, 2002, Azonic had no revenues and incurred a net loss of $-0- as compared to a net loss of $-0- for the fiscal year ended March 31, 2001. Expenses in fiscal 2002 consisted of miscellaneous items.

LIQUIDITY and CAPITAL RESOURCES

     All legal and accounting costs are paid for and provided without charge to the Company by Nordstrom, Forbes & Lincoln, Inc., a corporate entity for which the Company's President is also a shareholder and its President. Azonic had no in cash on hand at March 31, 2003 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $300.

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

Item 7. FINANCIAL STATEMENTS.

     The index to the financial statements appears at page 18.

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
                                  Chief Executive Officer, Chief Financial and
                                  Accounting Officer, since inception

J.R. Nelson will resign as an officer and director of Azonic in connection with the sale of control to Carriage House Capital Corp.

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

Item 10. EXECUTIVE COMPENSATION.


COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The table below presents information concerning the compensation of the Company's Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended March 31, 2003 and 2002. Such officers are sometimes collectively referred to below as the "Named Officers."

                                 SUMMARY COMPENSATION TABLE

                                                 Long-Term Compensation
                                               --------------------------

                        Annual Compensation                Awards          Payouts
                   -----------------------------  -----------------------  -------
   (a)              (b)    (c)      (d)     (e)      (f)         (g)        (h)        (i)
                                                              Securities               All
Name and                                          Restricted  Underlying    ($)       Other
Principal           ($)    ($)      ($)     ($)     Stock       Options     LTIP     Compen-
Position           Year   Salary   Bonus   Other   Awards($)   & SARs(#)   Payouts   sation($)
--------------     ----   ------   -----   -----   ---------   ---------   -------   ---------

J.R. Nelson        2003   $ -0-    None    None      None         None      None       None
 Chairman, Sec.    2002   $ -0-    None    None      None         None      None       None
 Chief Exec. Off.
 Chief Fin. Off.

     None of the Named Officers received any form of non-cash compensation from the Company in the fiscal years ended March 31, 2003 or 2002, nor currently receives any such compensation. The Company may, once it is operational, implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants
   --------------------------------------------------------------------------
   (a)             (b)             (c)               (d)              (e)
                Number of      % of Total
                Securities    Options/SARs
                Underlying     Granted to
               Options/SARs     Employees      Exercise or Base
   Name          Granted      in Fiscal Year      Price($/Sh)    Expiration Date
   ----          -------      --------------      -----------    ---------------

J.R. Nelson        None            N/A                N/A              N/A



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      and FISCAL-YEAR-END OPTION/SAR VALUES
    ------------------------------------------------------------------------
    (a)            (b)              (c)            (d)               (e)
                                                Number of
                                                Securities         Value of
                                                Underlying       Unexercised
                                                Unexercised      In-the-Money
                                               Options/SARs      Options/SARs
                                               at FY-End (#)     at FY-End ($)

             Shares Acquired       Value       Exercisable/      Exercisable/
    Name       on Exercise       Realized($)   Unexercisable     Unexercisable
    ----       -----------       -----------   -------------     -------------

J.R. Nelson       None              N/A         N/A N/A

     None of the Named Officers exercised any options or SARs during the fiscal years ended March 31, 2003 or 2002.

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

COMPENSATORY STOCK OPTION PLAN

     Azonic has adopted the 1998 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). Azonic has reserved a maximum of 1,500,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Azonic will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under this plan.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 2003, the stock ownership of each officer and director of Azonic, of all officers and directors of Azonic as a group, and of each person known by Azonic to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of Azonic, except as noted.

Name and Address                               Amount & Nature
 of Beneficial                                  of Beneficial         Percent
    Owner                                         Ownership           of Class
    -----                                         ---------           --------

*J. R. Nelson .............................      5,355,000 (1)         89.25%
  11145 W. Rockland Dr.
  Littleton, Colorado 80127

*All directors & officers .................      5,335,000             89.25%
  as a group (1 person)

     (1) Mr. Nelson is an officer and director of and owns approximately 40% of the common stock of Nordstrom, Forbes & Lincoln Incorporated, a Colorado corporation ("NFL") which owns 200,000 shares of Azonic common stock. Mr. Nelson claims beneficial ownership as to these shares.

     CHANGE IN CONTROL. In May 2003, certain shareholders of Azonic sold an aggregate of 5,700,000 shares of common stock to Carriage House Capital Corp. As of the date of this filing, Carriage House Capital Corp. owns 95% of the issued and outstanding common shares of Azonic, and no other shareholder is known to own more than 5% of the issued and outstanding common stock.

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

     No officer, director or employee of Azonic or its predecessor received a salary of $60,000 or more in 2003 or 2002. There were no transactions, or series of transactions, for the fiscal years ended March 31, 2003 or 2002, nor are there any currently proposed transactions, or series of transactions, to which Azonic is (or Azonic or its predecessor was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Azonic any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

       3.1 Articles of Incorporation of Grand Canyon Ventures Two, Incorporated, incorporated by reference to Exhibit 3.1 to registration statement on Form 10SB-12G, file No.
              0-28315 dated November 23, 1999 ............................... 1

       3.5    Amendment to Articles of Incorporation of Grand Canyon
              Ventures Two, Incorporated, changing the corporate name
              to Azonic Engineering, Incorporated, incorporated by
              reference from Exhibit 3.2 to Form 10SB-12G dated
              November 23, 1999 ............................................. 1

       3.6    Articles and Certificate of Merger between Azonic
              Engineering, Incorporated and Azonic Corporation, a
              Nevada corporation, with Merger Agreement attached
              thereto as Exhibit A, incorporated by reference to
              Exhibit 2.1 to Form 10SB-12G dated November 23, 1999 .......... 1

       3.7    Certificate of Incorporation of Azonic Corporation,
              incorporated by reference to Exhibit 3.3 to Form
              10SB-12G dated November 23, 1999 .............................. 1

       3.8    Bylaws of Azonic Corporation, incorporated by reference
              to Exhibit 3.4 to Form 10SB-12G dated November 23, 1999 ....... 1

       4.1    Specimen common stock certificate, incorporated by
              reference to Exhibit 4.1 to registration statement of
              Form 10SB-12G dated November 23, 1999 ......................... 1

       10.1   1998 Compensatory Stock Option Plan, incorporated by
              reference to Exhibit 10.1 to Form 10SB-12G dated
              November 23, 1999 ............................................. 1

       10.2   1998 Employee Stock Compensation Plan, incorporated by
              reference to Exhibit 10.2 to Form 10SB-12G dated
              November 23, 1999 ............................................. 1

              1 - Incorporated by reference to another registration statement, report or document.
              2 - Included as part of this Report.

     (b) Reports on Form 8-K. NONE

Index to Financial Statements:

     INDEPENDENT AUDITOR's REPORT .......................................... F-1

     BALANCE SHEET as of March 31, 2003 .................................... F-2

     STATEMENTS OF OPERATIONS for fiscal years ended
      March 31, 2003 and 2002 and from Inception
      (May 1, 1996)  through March 31, 2003 ................................ F-3

     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      from Inception (May 1, 1996) through March 31, 2003 .................. F-4

     STATEMENTS OF CASH FLOWS for fiscal years ended
      March 31, 2003 and 2002 and from Inception
      (May 1, 1996) through March 31, 2003  ................................ F-5

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ............................ F-6

     NOTES TO FINANCIAL STATEMENTS ......................................... F-6

Item 14. CONTROLS AND PROCEDURES.

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company' principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(c) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                 2228 South Fraser Street
                                                                          Unit 1
                                                         Aurora, Colorado  80014



                          INDEPENDENT AUDITOR'S REPORT



To the Shareholders
Azonic Corporation


I have audited the accompanying balance sheet of Azonic Corporation (a development stage company) as of March 31, 2003, and the related statements of operations, shareholders' equity and cash flows for the year then ended March 31, 2003.These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Azonic Corporation (a development stage company) for the period from May 1, 1996 (Date of Inception) to March 31, 2002 , were audited by other auditors whose report dated May 3, 2002, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azonic Corporation (a development stage company), as of March 31, 2003, and the results of its operations and cash flows for the year ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




                         /s/ Larry O'Donnell, CPA, P.C.
                         ------------------------------
                         Larry O'Donnell, CPA, P.C.


Aurora, Colorado
May 29, 2003

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2003



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


                                  AZONIC CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                  For the Years Ended March 31, 2003 and 2002 and the
             Period from May 1, 1996 (Date of Inception) to March 31, 2003



                                         Year Ended        Year Ended       May 1, 1996
                                          March 31,         March 31,     (Inception) to
                                            2003              2002        March 31, 2003
                                      ----------------   ---------------  --------------

Revenues                              $           --     $          --     $      --

Costs and expenses:
     Amortization                                 --                --              50
     General and administrative                   --                --             250
                                      ----------------   ---------------   -----------

Loss from operations                  $           --     $          --     $      (300)
                                      ================   ===============   ===========



Loss per common share                 $           --     $          --     $      --
                                      ================   ===============   ===========

Weighted average shares outstanding          6,000,000         6,000,000     3,229,167
                                      ================   ===============   ===========





  See accompanying independent auditors' report and notes to financial statements.


                                      AZONIC CORPORATION
                                 (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF SHAREHOLDERS' EQUITY
                 Period from May 1, 1996 (Date of Inception) to March 31, 2003

                                                                       Accumulated
                                                          Additional     Deficit       Total
                                   Number of   Par Value    Paid-In       From     Shareholders'
                                    Shares      Amount      Capital     Inception     Equity
                                   ---------   ---------   ---------    ---------    ---------

Balance at May 1, 1996                  --     $    --     $    --      $    --      $    --

Issuance of common stock for
  costs and services at $.00005
  per share, May 1, 1996           1,000,000       1,000        (950)        --             50

Net loss                                --          --          --             (9)          (9)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1997          1,000,000       1,000        (950)          (9)          41

Net loss                                --          --          --            (10)         (10)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1998          1,000,000       1,000        (950)         (19)          31

Net loss                                --          --          --            (31)         (31)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1999          1,000,000       1,000        (950)         (50)        --
Issuance of common stock for
  services at $.00005 per share,
  August 10, 1999                  5,000,000       5,000      (4,750)        --            250

Net loss                                --          --          --           (250)        (250)
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2000          6,000,000       6,000      (5,700)        (300)        --

Net loss                                --          --          --           --           --
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2001          6,000,000       6,000      (5,700)        (300)        --

Net loss                                --          --          --           --           --
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2002          6,000,000       6,000      (5,700)        (300)        --

Net loss                                --          --          --           --           --
                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2003          6,000,000   $   6,000   $  (5,700)   $    (300)   $    --
                                   =========   =========   =========    =========    =========


       See accompanying independent auditors' report and notes to financial statements.


                                   AZONIC CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002 and the
              Period from May 1, 1996 (Date of Inception) to March 31, 2003



                                                    Year Ended     Year Ended    May 1, 1996
                                                     March 31,      March 31,  (Inception) to
                                                       2003           2002     March 31, 2003
                                                     --------      ---------   --------------

Cash flows from operating activities:
Net loss                                             $    --       $    --       $   (300)

Adjustments to reconcile net loss to net cash
   provided by operating activities
       Amortization                                       --            --             50
       Non-cash services                                  --            --            250
                                                     ---------     ---------     --------

Net cash used by operating activities                     --            --           --
                                                     ---------     ---------     --------

Cash flows from investing activities                      --            --           --
                                                     ---------     ---------     --------

Cash flows from financing activities                      --            --           --
                                                     ---------     ---------     --------

Net change in cash                                        --            --           --

Cash, beginning of period                                 --            --           --
                                                     ---------     ---------     --------

Cash, end of period                                  $    --       $    --       $   --
                                                     =========     =========     ========


Supplemental disclosures of cash flow information:

    Noncash investing and financing activities:

       Common stock issued for organization
         costs and services                          $    --       $    --       $    300
                                                     =========     =========     ========



    See accompanying independent auditors' report and notes to financial statements.

                                           F-5

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        FOOTNOTES to FINANCIAL STATEMENTS
               For the Years Ended March 31, 2003 and 2002 and the
          Period from May 1, 1996 (Date of Inception) to March 31, 2003


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

NOTE 3 INCOME TAXES

     As of March 31, 2003, the Company had net operating loss carryforwards of $300, which expire in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

NOTE 4 RELATED PARTY TRANSACTIONS

     The Company's corporate offices are located in the personal residence of a shareholder and board member on a rent-free basis. Furthermore, all legal and accounting costs are paid for or provided without charge to the Company by Nordstrom, Forbes and Lincoln ("NFL"), a corporate entity for which the Company's president is also a shareholder and its president. These costs paid for by NFL totaled $1,500 and $2,366 for the years ended March 31, 2003 and 2002, respectively.

NOTE 5 SHAREHOLDERS' EQUITY

     Preferred Stock

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

Date: June 10, 2003
                                        AZONIC VENTURE (NEV.) CORPORATION


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

      Name                           Title                           Date
      ----                           -----                           ----

/s/ J.R. Nelson             Director, President, Chief             6/10/2003
---------------             Executive Officer, Chief
J. R. Nelson                Financial Officer, Chief
                            Accounting Officer

                                  CERTIFICATION

I, J.R. NELSON, certify that:

1. I have reviewed this annual report on Form 10-KSB of Azonic Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003

                                         By: /s/ J.R. Nelson
                                         -------------------
                                         J.R. Nelson, Principal Executive
                                         Officer and Principal Financial Officer

                            Section 906 Certification
                 (Required by 18 U.S.C. Section 1350 as adopted
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

I, J.R. Nelson, as Chief Executive Officer of Azonic Corporation (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002), that to my knowledge:

1. the accompanying Annual Report on Form 10-KSB of the Company for the annual period ended March 31, 2003 (the "Report"), filed with the U.S. Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: June 10, 2003

                                    By: /s/ J.R. Nelson
                                    -------------------
                                    J.R. Nelson, Principal Executive Officer and
                                    Principal Financial Officer