Form 10QSB
period 2003-06-30
AZONIC CORP
filed 2003-08-22
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                       0-28315
-----------------                                       -------
June 30, 2003                                           Commission File No.

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


                       2530 S. Rural Road, Tempe, AZ 85282
                      ------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (480) 731-9100
                                 --------------
              (Registrant's Telephone Number, including Area Code)


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2003 are as follows:


     Class of Securities                               Shares Outstanding
 ------------------------------                        ------------------
 Common Stock, $.001 par value                              6,000,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

            PART I.        FINANCIAL STATEMENTS


Item 1. Financial Statements.

        Balance Sheets:

        As of June 30, 2003 (Unaudited) and March 31, 2003 ................. F-1

        Statements of Operations (Unaudited):

        For the three months ended June 30, 2003, year ended March 31, 2003 and
        Cumulative from inception (May 1, 1996) through June 30, 2003....... F-2

        Statements of Cash Flows (Unaudited):

        For the three months ended June 30, 2003, year ended March 31, 2003 and
        Cumulative from inception (May 1, 1996) through June 30, 2003....... F-3

        Statement of Changes in Stockholders' Equity (Unaudited):

        From inception  (May 1, 1996) through June 30, 2003................. F-4

        Notes to Financial Statements (Unaudited) .......................... F-5


Item 2. Management's Discussion and Analysis or Plan of Operation........... 10


        PART II.       OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.................................... 12


        Signatures.......................................................... 12

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS
                                                    (Unaudited)     (Audited)
                                                      June 30         Mar. 31
                                                       2003            2003
                                                     ---------       --------

Current Assets:                                        $ -0-          $ -0-

Plant, Property and Equipment:                           -0-            -0-

Other Assets:
     Organization costs - net-                           -0-            -0-
                                                       ------         ------

TOTAL ASSETS                                           $ -0-          $ -0-
                                                       ======         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                   $ -0-          $ -0-

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;                           -0-            -0-
  none issued and outstanding

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  6,000,000 shares outstanding                          6,000          6,000

Paid in Capital (deficit)                              (4,200)        (5,700)

Deficit accumulated during
The development stage                                  (1,800)          (300)
                                                       ------         ------

    Total Stockholders' Equity                           -0-            -0-
                                                       ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       $ -0-          $ -0-
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



                                            AZONIC CORPORATION
                                      (A Development Stage Company)

                                          STATEMENT OF OPERATIONS
                                         For the Periods as Noted



                                                 (Unaudited)         (Audited)
                                                   3 Months             Year            May 1, 1996
                                                    Ended              Ended           (Inception) to
                                                   6-30-03            3-31-03          June 30, 2003
                                              ---------------     -------------      ------------------

Revenues:                                          $  -0-             $ -0-                $ -0-
                                              ---------------     -------------     -------------------

Costs and Expenses:
    Amortization                                     -0-                -0-                   50
    General and Administrative                       -0-                -0-                  250
    Legal                                           1,500
                                              ---------------     -------------     -------------------

Net (Loss) from Operations                          1,500               -0-                 (300)

Other Income (Expense)                               -0-                -0-                  -0-
                                              ---------------     -------------     -------------------

Net (Loss) for the Period                         $(1,500)            $ -0-               $ (300)
                                              ===============     =============     ===================

(Loss) per common share                            $  *               $ (.00)              $ (.00)
                                              ===============     =============     ===================


Weighted Average
Shares Outstanding                                6,000,000          6,000,000            2,829,000
                                              ===============     =============     ==================


* Less than ($.01) per share.



    The accompanying notes are an integral part of the financial statements.




                                                    AZONIC CORPORATION
                                               (A Development Stage Company)

                                                 STATEMENT OF CASH FLOWS
                                                For the Periods as Noted


                                                         3 Months                 Year
                                                          Ended                   Ended              May 1, 1996
                                                         6-30-03                 3-31-03            (Inception) to
                                                        Unaudited                Audited            June 30, 2003
                                                   ---------------------    ------------------     ------------------
Cash Flows from
     Operating Activities                                $ -0-                   $ -0-                 $ -0-

Cash Flows from
     Investing Activities                                  -0-                     -0-                   -0-

Cash Flows from
     Financing Activities                                  -0-                     -0-                   -0-
Shareholder contribution                                 1,500
                                                   ---------------------    ------------------    -------------------

Net Increase (Decrease)                                  1,500                     -0-                   -0-

Beginning Cash Balance                                     -0-                     -0-                   -0-
                                                   ---------------------    ------------------    -------------------

Cash Balance - End of Period                              $ -0-                   $ -0-                $ -0-
                                                   =====================    ==================    ===================



Supplemental disclosure of noncash investing and financing activities:

Common Stock issued for
Organizational costs & Services                           $ -0-                   $ -0-                 $ 300
                                                   =====================    ==================    ==================



     The accompanying notes are an integral part of the financialstatements.



                                               AZONIC CORPORATION
                                          (A Development Stage Company)


                                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                                  EQUITY For the Period May 1, 1996 (Inception)
                                                to June 30, 2003


                                                                    Common Stock
                                           ---------------------------------------------------              Deficit
                                                                                     Paid-in            Accumulated from
                                           Shares                Amount             (Deficit)             Inception
                                          ---------            ---------            ----------         ------------------
Balances May 1, 1996                            -0-            $     -0-            $     -0-             $     -0-

Common stock issued
For services & costs                      1,000,000                1,000                 (950)

Net Loss 3-31-97                                -0-                  -0-                  -0-                    (9)
                                          ---------            ---------            ---------             ---------

Balance 3-31-97                           1,000,000                1,000                 (950)                   (9)

Net loss 3-31-98                                -0-                  -0-                  -0-                   (10)
                                          ---------            ---------            ---------             ---------

Balance 3-31-98                           1,000,000                1,000                 (950)                  (19)

Net loss 3-31-99                                -0-                  -0-                  -0-                   (31)
                                          ---------            ---------            ---------             ---------

Balance 3-31-99                           1,000,000                1,000                 (950)                  (50)

Common stock issued
For services 8-10-99                      5,000,000                5,000               (4,750)

Net loss 3-31-00                                -0-                  -0-                  -0-                  (250)
                                          ---------            ---------            ---------             ---------

Balance 3-31-00                           6,000,000                6,000               (5,700)                 (300)


Net Loss 3/31/01                                -0-                  -0-                  -0-                   -0-
                                          ---------            ---------            ---------             ---------

Balance 3-31-01                           6,000,000                6,000               (5,700)                 (300)

Net Loss 3/31/02                                -0-                  -0-                  -0-                   -0-
                                          ---------            ---------            ---------             ---------
Balance 3-31-02                           6,000,000                6,000               (5,700)                 (300)


Net Loss 6-30-03                                -0-                  -0-                1,500                (1,500)
                                          ---------            ---------            ---------             ---------

Balance 6-30-03                           6,000,000            $   6,000            $  (4,200)            $  (1,800)
                                          =========            =========            =========             =========


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2003


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

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at June 30, 2003.

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

Preferred Stock - No shares of the Company's preferred stock have been issued as of June 30, 2003. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

Common Stock - 1,000,000 shares of common stock have been issued at $0.00005 in exchange for services performed and costs advanced to organize the Company in May 1996.

On August 10, 1999, the board of directors authorized the issuance of 5,000,000 shares of common stock at $0.00005 per share to the Company's president in exchange for services valued at $250.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Azonic that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to Azonic or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Azonic concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Azonic is in the development stage, with virtually no assets, and that for Azonic to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Azonic's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

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

PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2003 COMPARED TO SAME QUARTER IN 2002

     FIRST QUARTER 2003 - During the first fiscal quarter ended June 30, 2003, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

     FIRST QUARTER 2002 - During the first fiscal quarter ended June 30, 2002, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

     The Company had a nominal loss per share in the quarter in 2003 compared to none in the quarter in 2002. The trend of loss can be expected to continue until a business is achieved which operates on at least a break even basis.

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


Item 3. Controls and Procedures

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

        None


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security HOlders

        None


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

     (b) Reports on Form 8-K - 8-K filed June 11, 2003

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 22, 2003
                                      AZONIC CORPORATION



                                      By:   /s/ Howard Baer
                                           -------------------------------------
                                            Howard Baer, President