Form 10QSB
period 2003-09-30
AZONIC CORP
filed 2003-11-18
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                            0-28315
-----------------                                            -------
September 30, 2003                                       Commission File No.

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


                     7 Dey Street, New York, New York 10007
                     ---------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 962-4400
                                 --------------
              (Registrant's Telephone Number, including Area Code)

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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2003 are as follows:


     Class of Securities                             Shares Outstanding
 ------------------------------                      ------------------
 Common Stock, $.001 par value                            6,000,000

                                      INDEX
                                                                      Page of
                                                                       Report
                                                                       ------

           PART I.        FINANCIAL STATEMENTS

Item 1. Financial Statements.

        Balance Sheets:

        As of September 30, 2003 (Unaudited) and March 31, 2003 ......... F-1

        Statements of Operations (Unaudited):

        For the three months ended September 30, 2003, year ended
        March 31, 2003 and Cumulative from inception (May 1, 1996)
        through September 30, 2003....................................... F-2

        Statements of Cash Flows (Unaudited):

        For the three months ended September 30, 2003, year ended
        March 31, 2003 and Cumulative from inception (May 1, 1996)
        through September 30, 2003....................................... F-3

        Statement of Changes in Stockholders' Equity (Unaudited):

        From inception  (May 1, 1996) through September 30, 2003......... F-4

        Notes to Financial Statements (Unaudited) ....................... F-5


Item 2. Management's Discussion and Analysis or Plan of Operation........  10


        PART II.       OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.................................  12


        Signatures.......................................................  12

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS
                                              (Unaudited)      (Audited)
                                               Sept. 30         Mar. 31
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

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted



                             (Unaudited)     (Audited)
                              3 Months         Year        May 1, 1996
                                Ended         Ended      (Inception) to
                               9-30-03       3-31-03     Sept. 30, 2003
                             -----------   -----------   --------------

Revenues:                     $   -0-       $  -0-           $  -0-
                             -----------   -----------   --------------

Costs and Expenses:
  Amortization                    -0-          -0-                50
  General and Administrative      -0-          -0-               250
  Legal                                                        1,500
                             -----------   ------------  --------------

Net (Loss) from Operations        -0-         -0-             (1,800)

Other Income (Expense)            -0-         -0-               -0-
                              -----------  ------------  --------------

Net (Loss) for the Period      $  -0-     $   -0-          $  (1,800)
                              ===========  ============  ==============

(Loss) per common share       $   -0-     $   -0-          $    *
                              ===========  ============  ==============


Weighted Average
Shares Outstanding            6,000,000     6,000,000        3,409,000
                              ===========  =============  =============


* Less than ($.01) per share.


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                              (Unaudited)    (Audited)
                               3 Months        Year        May 1, 1996
                                Ended         Ended      (Inception) to
                               9-30-03       3-31-03     Sept. 30, 2003
                             -----------   -----------   --------------


Cash Flows from
     Operating Activities     $ -0-         $ -0-            $ -0-

Cash Flows from
     Investing Activities       -0-           -0-              -0-

Cash Flows from
     Financing Activities       -0-           -0-              -0-
Shareholder contribution                                      1,500
                             -----------   -----------   --------------

Net Increase (Decrease)         -0-           -0-             1,500

Beginning Cash Balance          -0-           -0-              -0-
                             -----------   -----------   --------------

Cash Balance - End of Period  $ -0-         $ -0-            $ -0-
                             ===========   ===========   ==============



Supplemental disclosure of noncash investing and financing activities:

Common Stock issued
for Organizational
costs & Services              $ -0-         $ -0-            $ 300
                             ===========   ===========   ==============



    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)


                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                  EQUITY For the Period May 1, 1996 (Inception)
                              to September 30, 2003


                                Common Stock                  Deficit
                       ----------------------------------   Accumulated
                                                  Paid-in       from
                          Shares       Amount    (Deficit)   Inception
                       -----------   --------   ---------   -----------
Balances May 1, 1996          -0-     $   -0-    $   -0-     $   -0-

Common stock issued
For services & costs    1,000,000       1,000       (950)

Net Loss 3-31-97              -0-         -0-        -0-          (9)
                        ----------    --------   ---------   ---------

Balance 3-31-97         1,000,000       1,000       (950)         (9)

Net loss 3-31-98              -0-         -0-        -0-         (10)
                        ----------    --------   ---------   ---------

Balance 3-31-98         1,000,000       1,000       (950)        (19)

Net loss 3-31-99              -0-         -0-        -0-         (31)
                        ----------    --------   ---------   ---------

Balance 3-31-99         1,000,000       1,000       (950)        (50)

Common stock issued
For services 8-10-99    5,000,000       5,000     (4,750)

Net loss 3-31-00              -0-         -0-        -0-        (250)
                        ----------    --------   ---------   ----------

Balance 3-31-00         6,000,000       6,000     (5,700)       (300)


Net Loss 3/31/01              -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------

Balance 3-31-01         6,000,000       6,000     (5,700)       (300)

Net Loss 3/31/02              -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 3-31-02         6,000,000       6,000     (5,700)       (300)

Net Loss 3/31/03              -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 3-31-03         6,000,000       6,000     (5,700)       (300)

Net Loss 6-30-03              -0-         -0-      1,500      (1,500)
                        ----------    --------   ---------   ----------
Balance 6-30-03         6,000,000       6,000     (4,200)     (1,800)

Net Loss 9/30/03              -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 9-30-03         6,000,000     $ 6,000    $(4,200)    $(1,800)
                        ==========    ========   =========   ==========

    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2003

NOTE 1: THE COMPANY
-------------------
Organization and Nature of Operations- The financial statements presented are those of Azonic Corporation. The Company is a development stage company with no operations. The Company is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses. Its principal executive offices are located at 7 Dey Street, New York, New York 10005. Azonic was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was redomiciled to the State of Nevada by merging into its wholly-owned subsidiary, Azonic Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES
-------  -------------------------------
Condensed Financial Statements - The financial statements dated 9-30-03 included herein have been prepared by Azonic Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

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

Income Taxes - As of September 30, 2003 the Company had a net operating loss carryforward of $1,800, which expires in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at September 30, 2003.

NOTE 3: RELATED PARTY TRANSACTIONS
----------------------------------
The Company's corporate offices are located in the offices of is principal stockholder, Infinity Capital Group, Inc. (hereinafter "Infinity") and that of its President, CEO and Chairman of the Board Greg Laborde on a rent-free basis. Furthermore, all legal and accounting costs with the exception of the work prepared by the independent auditors are paid for and provided without charge to the Company by SEC Attorneys, LLC of North Haven, Connecticut, a corporate entity which provides such services to Infinity Capital Group, Inc, its principal shareholder.

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

Preferred Stock - No shares of the Company's preferred stock have been issued as of September 30, 2003. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO SAME QUARTER IN 2002

     SECOND QUARTER 2003 - During the second fiscal quarter ended September 30, 2003, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

     SECOND QUARTER 2002 - During the second fiscal quarter ended September 30, 2002, Azonic incurred a net loss of $-0-. The Company paid no rent or salaries and had no operations during the quarter.


LIQUIDITY and CAPITAL RESOURCES

The Company's corporate offices are located in the offices of is principal stockholder, Infinity Capital Group, Inc. (hereinafter "Infinity") and that of its President, CEO and Chairman of the Board Greg Laborde on a rent-free basis. Furthermore, all legal and accounting costs with the exception of the work prepared by the independent auditors are paid for and provided without charge to the Company by SEC Attorneys, LLC of North Haven, Connecticut, a corporate entity which provides such services to Infinity Capital Group, Inc, its principal shareholder. Azonic had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $300.

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

     (b) Reports on Form 8-K - 8-K filed September 11, 2003

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November 17, 2003
                                      AZONIC CORPORATION

                                      By:   /s/ Greg Laborde
                                           -------------------------------------
                                            Greg Laborde, President