Form 10QSB
period 2003-12-31
AZONIC CORP
filed 2004-02-05
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                             0-28315
-----------------                                             -------
December 31, 2003                                        Commission File No.

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


                7 Dey Street, Suite 900, New York, New York 10007
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                     Yes  X            No
                         ----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of February 4, 2004 are as follows:


     Class of Securities                             Shares Outstanding
 ------------------------------                      ------------------
 Common Stock, $.001 par value                            6,000,000

                                      INDEX
                                                                   Page of
                                                                    Report
                                                                   -------

           PART I.        FINANCIAL STATEMENTS


Item 1. Financial Statements.

        Balance Sheets:

        As of December 31, 2003 (Unaudited) and March 31, 2003 ...   F-1

        Statements of Operations (Unaudited):

        For the three months ended December 31, 2003, year ended
        March 31, 2003 and Cumulative from inception (May 1, 1996)
        through December 31, 2003..................................  F-2

        Statements of Cash Flows (Unaudited):

        For the three months ended December 31, 2003, year ended
        March 31, 2003 and Cumulative from inception (May 1, 1996)
        through December 31, 2003..................................  F-3

        Statement of Changes in Stockholders' Equity (Unaudited):

        From inception (May 1, 1996) through December 31, 2003.....  F-4

        Notes to Financial Statements (Unaudited) .................  F-5


Item 2. Management's Discussion and Analysis or Plan of Operation...  10


        PART II.       OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K............................  12


        Signatures..................................................  12

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS

                                              (Unaudited)     (Audited)
                                                Dec. 31        Mar. 31
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

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted


                              (Unaudited)    (Audited)
                               3 Months        Year        May 1, 1996
                                Ended         Ended      (Inception) to
                               12-31-03       3-31-03     Dec. 31, 2003
                             -----------   -----------   --------------

Revenues:                     $   -0-       $  -0-           $  -0-
                             -----------   -----------   --------------

Costs and Expenses:
  Amortization                    -0-          -0-                50
  General and Administrative      -0-          -0-               250
  Legal                                                        1,500
                             -----------   ------------  --------------

Net (Loss) from Operations        -0-         -0-             (1,800)

Other Income (Expense)            -0-         -0-               -0-
                              -----------  ------------  --------------

Net (Loss) for the Period     $   -0-       $ -0-            $ 1,800)
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


                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                              (Unaudited)   (Audited)
                               3 Months        Year       May 1, 1996
                                Ended         Ended      (Inception) to
                               12-31-03      3-31-03     Sept. 30, 2003
                             -----------   -----------   --------------
Cash Flows from
     Operating Activities     $ -0-         $ -0-            $ -0-

Cash Flows from
     Investing Activities       -0-           -0-              -0-

Cash Flows from
     Financing Activities       -0-           -0-              -0-
Shareholder contribution                                      1,500
                             -----------   -----------   --------------

Net Increase (Decrease)         -0-           -0-             1,500

Beginning Cash Balance          -0-           -0-              -0-
                             -----------   -----------   --------------

Cash Balance - End of Period  $ -0-         $ -0-            $ -0-
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

                               AZONIC CORPORATION
                          (A Development Stage Company)

                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                  EQUITY For the Period May 1, 1996 (Inception)
                              to December 31, 2003


                                Common Stock                  Deficit
                       ----------------------------------   Accumulated
                                                  Paid-in       from
                          Shares       Amount    (Deficit)   Inception
                       -----------   --------   ---------   -----------
Balances May 1, 1996          -0-     $   -0-    $   -0-     $   -0-

Common stock issued
For services & costs    1,000,000       1,000       (950)

Net Loss 3-31-97              -0-         -0-        -0-          (9)
                        ----------    --------   ---------   ---------

Balance 3-31-97         1,000,000       1,000       (950)         (9)

Net loss 3-31-98              -0-         -0-        -0-         (10)
                        ----------    --------   ---------   ---------

Balance 3-31-98         1,000,000       1,000       (950)        (19)

Net loss 3-31-99              -0-         -0-        -0-         (31)
                        ----------    --------   ---------   ---------

Balance 3-31-99         1,000,000       1,000       (950)        (50)

Common stock issued
For services 8-10-99    5,000,000       5,000     (4,750)

Net loss 3-31-00              -0-         -0-        -0-        (250)
                        ----------    --------   ---------   ----------

Balance 3-31-00         6,000,000       6,000     (5,700)       (300)


Net Income 3-31-01            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------

Balance 3-31-01         6,000,000       6,000     (5,700)       (300)

Net Income 3-31-02            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 3-31-02         6,000,000       6,000     (5,700)       (300)

Net Income 3-31-03            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 3-31-03         6,000,000       6,000     (5,700)       (300)

Net Income 6-30-03            -0-         -0-      1,500      (1,500)
                        ----------    --------   ---------   ----------
Balance 6-30-03         6,000,000       6,000     (4,200)     (1,800)

Net Income 9-30-03            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 9-30-03         6,000,000     $ 6,000    $(4,200)    $(1,800)

Net Income 12-31-03           -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 12-31-03        6,000,000     $ 6,000    $(4,200)    $(1,800)
                        ==========    ========   =========   ==========

    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                December 31, 2003

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

Income Taxes - As of December 31 30, 2003 the Company had a net operating loss carryforward of $1,800, which expires in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED DECEMBER 31, 2003 COMPARED TO SAME QUARTER IN 2002

     THIRD QUARTER 2003 - During the third fiscal quarter ended December 31, 2003, Azonic incurred a net income of $-0-. The Company paid no rent or salaries and had no operations during the quarter.

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

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

On January 30, 2004, the board of directors of Azonic with the written consent of the holders of a majority of Azonic's outstanding shares of common stock approved and recommended to amend Article 5 of the Certificate of Incorporation of Azonic by increasing the number of authorized shares from 50,000,000 shares of common stock to 100,000,000 shares of common stock, all with a par vale of $0.001 per share, and correspondingly increase the number of issued and outstanding shares of common stock held by each stockholder of record at the close of business on February 10, 2004, on a four-for-one (4-1) forward split basis. The Amendment will be effective by filing a Certificate of Amendment with the Secretary of State of Nevada, and is expected to become effective on or about March 3, 2004.

Item 6. Exhibits and Reports on Form 8-K.

     (a)                      Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

     (b) Reports on Form 8-K - 8-K filed October 3, 2003 - 8-K/A filed October 16, 2003

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  February 4, 2003
                                  AZONIC CORPORATION


                                  By:   /s/ Greg Laborde
                                     ----------------------------------
                                       Greg Laborde, President