Form 10KSB
period 2004-03-31
AZONIC CORP
filed 2004-05-21
CIK 1099561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004


                               Azonic Corporation
                              --------------------
                 (Name of small business issuer in its charter)

======================================== ===================================== =====================================
                Nevada                                 0-28315                              84-1517404
                                                       -------                              ----------
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================

               7 Dey Street, Suite #900, New York, New York 10007
                  -------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:       (212) 962-4400
                                 --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]      No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0

As of March 31, 2004, 1,200,000 shares of the Company's Common Stock, $.001 par value per share, were held by non-affiliates, which, based upon market closing price on March 22, 2004, of $.50 had a value of $600,000.

The number of shares of Common Stock of the registrant outstanding as of March 31, 2004, were 24,000,000.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

   Item 1.  Description of Business                                           4
   Item 2.  Description of Property                                           10
   Item 3.  Legal Proceedings                                                 10
   Item 4.  Submission of Matters to a Vote of Security Holders               10


PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters          11
   Item 6.  Management's Discussion and Analysis or Plan of Operation         12
   Item 7.  Financial Statements                                              14
   Item 8.  Changes in and Disagreements With Accountants on Accounting       14
                  and Financial Disclosure
   Item 8a. Controls and Procedures                                           15


PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act           15
   Item 10. Executive Compensation                                            17
   Item 11. Security Ownership of Certain Beneficial Owners and Management    18
   Item 12. Certain Relationships and Related Transactions                    19
   Item 13. Exhibits and Reports on Form 8-K                                  19
   Item 14. Principal accountant fees and services                            19

SIGNATURES                                                                    20

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

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

CHANGE OF CONTROL

         In May 2003, Azonic underwent a change of control. Shareholders of Azonic sold, for cash, an aggregate of 5,700,000 shares of the 6,000,000 shares of common stock issued and outstanding. These shares were sold to Carriage House Capital Corp. in an arm's-length transaction. No officer, director or significant shareholder of Azonic had any interest in or to or relationship with Carriage House Capital Corp., either prior to or following the purchase. In connection with such stock purchase, J.R. Nelson, the sole officer and director, resigned from all such positions. As of June 13, 2003, Mr. Kevin C. Baer was appointed Secretary and Jeffery R. Richards was appointed CFO of the Company. As of June 13, 2003, Howard Baer was appointed as director and Chairman of the Board.

         On September 22, 2003, a change in control of the Registrant occurred whereby Infinity Capital Group, Inc. of New York, New York purchased 4,500,000 shares of common stock of the registrant and L&M Specialties, Inc. of Carlsbad California purchased 1,200,000 shares of common stock of the registrant from Carriage House Capital Corp. of Tempe, Arizona. As a result of the change of control, Mr. Kevin C. Baer resigned as Secretary, Jeffery R. Richards resigned as CFO of the Registrant and Howard Baer resigned as Chairman of the Board and Director as of October 15, 2003.

         As a result of the change of control, the Board of Directors of the Registrant had approved to change the corporate office from Littleton, Colorado to 7 Day Street, New York, New York 10007.

         On March 23, 2004, the following Amendment to the Articles of Incorporation was made effective through an Information Statement pursuant to
Section 14 of the Securities Exchange Act of 1934:

         The approval was to amend Article 5 of the Certificate of Incorporation of Azonic by increasing the number of authorized shares from 50,000,000 shares of common stock to 100,000,000 shares of common stock, with a par value of $0.001 per share, and correspondingly increase the number of issued and outstanding shares of common stock held by each stockholder of record, on a four-for-one (4-1) forward split basis.


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


NEW BUSINESS PLAN

         As of March 29, 2004, the Company adopted a new Business Plan.

                                    OVERVIEW

         Azonic Corp., (herein referred as "Azonic" or "the Company"), is incorporated in the State of Nevada and is currently operating from its corporate headquarters in New York City, New York. Azonic's goal is to become a telecommunication service provider that uses sales/marketing channels and financing/managerial techniques to provide up-to-date telecommunication technologies. With such trends in our world such as globalization, people rely more and more on telecommunication for business, personal communication needs and pleasure. Over the past decade, the numbers of Internet service subscribers and wireless phone users have seen tremendous growth. In more recent years, wireless and satellite devices and other broadband Internet equipment were introduced to the public and have become widely popular. Telecommunication expenses are becoming a bigger and bigger percentage of household and business disposable income. Azonic intends to enter this market and will initially act as a marketer of value-added products and services as a reseller.

                                    INDUSTRY

         Although the U.S. telecommunications industry has been in transition recently, management believes there are a few promising sub-sectors within the industry. VOIP, or Voice Over Internet Protocol, is among the fastest growing telecommunication services. According to a study by Insight Research, VOIP-based services could grow from $13 billion in 2002 to approximately $197 billion in 2007.

         VOIP is an alternative telephony that can replace services provided by traditional telephone network. VOIP works by taking the audio signal of telephone calls and translating it into digital data packets - a process called packet switching. The packets are then transmitted via the Internet in the same way as other data such as emails. These digital packets are then reassembled back into analog audio streams at the call's destination. Unlike traditional telephone networks, VOIP does not use dedicated circuits for each telephone call. Instead, the same VOIP network can be shared by multiple users for voice and data transmission simultaneously. This type of network sharing is more efficient and can generate significant cost savings to end-users.

         VOIP calls may take various forms. The "digitization" process can take place at the customer's home. A device called digital phone adapter is used to hook up a regular telephone with a broadband Internet connector, usually a cable or DSL modem. When a call is placed, the voice signal is digitized and transmitted through the broadband Internet. Because this type of VOIP service requires broadband Internet access, it is also referred to as "cable telephony". Broadband Internet subscribers in the U.S. reached 17.4 million in 2002 and have since then seen strong growth as multimedia content, such as streaming video and audio, grows more and more popular over the Internet. The total number of broadband subscribers is projected to reach 49 million in 2007.(1)

         In addition, VOIP calls may be carried via calling cards. Customer accounts are represented by sets of PIN numbers - a series of numbers with 8 to 15 digits. Before a call is connected, a set of PIN numbers must be keyed in by the call placer or automatically by a number recognition program at the call originator's local phone switch. The call is then connected and timed; usage is deducted from the value of the calling card. VOIP calling cards offer competitive domestic and international long distance rates at acceptable voice quality. Azonic management estimates VOIP rates on average are 30-70% lower than those offered by long distance companies such as AT&T and Sprint.


--------
1 Leichtman Research Group, November 2002

                                     PRODUCT

         Azonic plans to launch two product lines initially. The first product line is to offer residential and business customers with local and/or long distance phone services. Customers who already have broadband Internet access simply need to purchase a digital phone adapter and plug it into their cable/DSL modems and then hook up their telephone sets or fax machines with the adapter the same way as plugging the phone cord into a phone jack. Digital phone adapter is a device the size of a cigarette box and will be offered by Azonic to purchase or lease. After a few straightforward step-by-step installations and settings, customers can make and receive phone calls the same way as with traditional telephone services. Azonic plans to charge residential customers $35 per month for unlimited local and long distance service package and $25 per month for local only services. All package include "features" such as call waiting, caller ID, call forwarding, three-way calling and voicemail. Azonic intends to also offer international long distance service to customers at compelling rates. For business customers, service packages include unlimited local and long distance calls, a free fax line and all the abovementioned features and cost $50 per month.

         The second product line planned by Azonic is prepaid calling card service. Calling cards take either of two forms. The first form is a physical card with a face value of $20 or $50 and is distributed at gas stations, convenient stores or other local shops. Customers can buy these cards, follow the instructions printed on the back of cards and make domestic and international long distance calls at payphones, regular residential phones or cellular phones. The second form is just a PIN number which can be programmed into the customer's telephone. When long distance calls are placed, the usage is deducted from the value of the calling card. Customers may choose to either buy-as-use or set up automatic programs to buy new cards and charge their credit cards each time a card is used up. Azonic intends to offer both forms of service.


                                BUSINESS STRATEGY

         Initially, Azonic will focus on reselling of VOIP services to capitalize on the potential growth of the industry, because of the minimal entry capital requirements. The Company is in the process of negotiation with several of VOIP service providers to purchase their services at wholesale prices and resell to end users such as consumers and businesses.

         In the intermediate to long-term, Azonic may seek acquisitions in the VOIP services field that will enhance or expand the Company's product lines. There are many emerging hard and soft technologies and business models in the telecommunication industry. The Company will seek opportunities that provide value-added products and services to customers and at the same time build shareholder value.


                                   COMPETITION

         Azonic may compete with traditional telephone service providers, VOIP providers and other resellers. Management believes VOIP services bare pricing advantages over traditional phone. Traditional phone services are liable for various taxes and regulatory charges while for VOIP services at this time, users only need to pay regular sales taxes. Among the existing services in the market, VOIP packages represent 25-50% savings over traditional phone service packages (refer to table on the next page). For those consumers and businesses that are already Broadband Internet subscribers, these savings often mean they can receive "very low cost broadband Internet long distance service" by switching from traditional telephone to VOIP service. Azonic believes VOIP services possess great potential for residential customers and small businesses due to the cost-conscious nature of these groups.

                               CURRENT COMPETITORS


-------------------------------------------------------------------------------------------------------
        SEE NOTE BELOW:           Verizon       AT&T      Talk America       IDT          Vonage
        ---------------           -------       ----      ------------       ---          ------
Basic Plan
Offering Price                      $17        19.99          22.95          N/A           $15
Final Bill*                         $25         $31            $35           N/A           $17

Unlimited Local and Regional
Offering Price                     35.99       25.99          38.95          N/A            25
Final Bill*                         $48         $37            $42           N/A           $27

Unlimited Local and Long Distance
Offering Price                     59.99       49.99          49.95         39.99          $35
Final Bill*                         $85         $70            $70           $54           $37

Business Unlimited plus Fax
Offering Price                     89.98         75            85            N/A          49.99
Final Bill*                        $120         $100          $110           N/A           $55
-------------------------------------------------------------------------------------------------------

* Prices are estimated according to federal and regulatory charges and fees and federal and local sales taxes.

Note: Due to constantly changing offerings by each of the companies and many variables, these may not represent current offerings by the companies, or actual billings.

         Azonic will face competition from other VOIP service providers, particularly at the initial stage when Azonic's plan is to resell VOIP services. Resellers typically contract with wholesalers to buy "usage" at discount and resell telephone packages at higher retail prices. Due to the minimum barrier to entry, competition among resellers can potentially be ferocious. However, the Company believes the VOIP market is largely undeveloped and market share acquisition in the early stage tend to possess "first come first serve" characteristic. By introducing and educating customers about VOIP services, Azonic hopes to obtain a stable and loyal customer base. Additionally, Azonic believes the Company's competitive advantage lies in management's extensive experience in sales and marketing and strong relationships within the telecommunication industry.


                                    MARKETING

         The Company  plans to launch a marketing  campaign  targeting  the more cost conscious and price sensitive residential and small business markets. Management plans to utilize three marketing tools: newspaper, fax and Internet based advertisements. Internet based advertising will include both emails and banner ads and links through other websites and will target mostly consumers. The purpose is to create awareness of Azonic's website (http://www.azoniccorp.com) where the Companies services are detailed and consumers can choose and sign up for different service packages online. In spite of the recent regulation on Spam email and the undergoing debate on banner and pop-up ads, Internet based advertising is by far the most cost effective method for product introduction. The population of individuals who are becoming technologically savvy is increasing worldwide, and is more acceptant of new innovative products and services. For a growing larger percentage of these individuals, the Internet is the medium of choice, and they are spending more time online relative to television and radio.

         Optin fax will focus on small businesses. Fax is more cost effective than mass mailing and, according to management's past successful experiences, serves the same purpose: to deliver to potential customers a hardcopy of Azonic's product introduction. Newspaper advertisement, although generally more costly, will add to optin fax and Internet advertising to enhance Azonic's brand awareness. The Company plans to invest $10,000 in marketing and the budget is expected to be spent over the first 4 months. After this initial introductory period, the Company plans to take advantage of cash inflows from customers and to increase marketing budgets.


                                PLAN OF OPERATION

         Azonic plans to acquire its initial customers in summer 2004, and will attempt to add new customers to both residential and business category in each month thereafter.

         Residential services package rates range from $25 to $35 averaging $30. Business packages average $50. Prepaid cards/services retail at average price of $30. Based on undergoing negotiations with wholesalers, Azonic estimates overall gross margin of 25%. The Company plans pay 40% of gross profits to sales staff as commissions. The company intends to keep a modest operation and estimates monthly Office and Miscellaneous Expenses to start at $2,000 per month with $3,000 the maximum.

NEED FOR ADDITIONAL FINANCING

         The Company does not have capital sufficient to meet the Company's cash needs, to carry out its business plan. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing its business plan. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct its business activities in the next twelve months. Management has no current plan to seek capital in the form of loans or stock private placements at this time.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company expects to hire three employees in the next twelve months, however, if it achieves a business growth, it may acquire or add employees of an unknown number in the next twelve months.

         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has a start up business, limited capital of $7,500 in cash, no other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company does not own property. The Company's mailing address is 7 Dey Street, Suite #900, New York, New York 10007.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Special meeting of shareholders held on January 30, 2004 the shareholders elected Greg Laborde and Karl Nelson directors of the Corporation. The shareholders also approved the appointment of Larry O'Donnell, CPA, P.C. as auditor for the fiscal year ending March 31, 2004. There were 4,500,000 shares represented in person and no shares were represented by proxy. Each of the directors elected received 100% of the votes of the shares present. There were no votes recorded against any of the directors elected at the meeting.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) During the fiscal year ended March 31, 2004, the Common Shares were quoted under symbol "AZOO" on the Pink Sheets operated by the National Quotation Bureau, but few transactions have taken place, and there is no active market for the Common Shares at this time (Prior to 4 for 1 forward split on January 31, 2004, the stock was quoted as AZOI).


                      2002 FISCAL YEAR (4/1/02 TO 3/31/03)

         No reliable quotes available due to inactivity in Pink Sheets.


                      2003 FISCAL YEAR (4/1/03 TO 3/31/04)

                                    High                      Low

1st Quarter                          .95                       .95
2nd Quarter                         1.00                      1.00
3rd Quarter                         1.00                      1.00
4th Quarter                         2.00                       .50

         There currently is a limited public market for Azonic's common stock in the pink, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until Azonic's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

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

         (b) As of March 31, 2004, there were 35 shareholders of record of the Registrant's common stock.

         (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

         Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividends

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Twelve month period ending March 31, 2004 and March 31, 2003

         The Company had no revenues in 2003 fiscal year or 2004 fiscal year. The Company adopted a new business plan in March 2004 which it is pursuing in VOIP marketing. The Company incurred general and administrative expenses of $18,886 in fiscal 2003 compared to no expenses in fiscal 2002. The loss on operations was ($18,886) in fiscal 2003 compared to none in fiscal 2002. Loss per share in fiscal 2003 was nominal compared to none in 2002 fiscal year.

         The trend of losses can be expected to continue until the Company is able to generate revenue in excess of expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

         At year end, the Company had no operating capital or other liquid assets at year end and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans. Its only source for capital could be sale or licensing of the patent the company holds, loans, or private placements of common stock.

         The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at March 31, 2004.

Need for Additional Funding

         The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business operations whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

         The Company estimates it will require $30,000 to $40,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $30,000 to $40,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

         The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, except for plans for a part time salesperson. It may add full or part time employees of an unknown number in the next twelve months.

         Going concern qualification: The Company has incurred significant losses from operations for the year ended March 31, 2004, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has the following capital commitments for leases and equipment:

Capital Commitments: NONE

Equipment: NONE

Office Premises

         The Company shares its premises located at 7 Dey Street, Suite #900, New York, New York 10007, with Infinity Capital, Inc. its major shareholder. The Company pays no rent for the premises.

ITEM 7 - FINANCIAL STATEMENTS

         The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective on May 22, 2003, Levine, Hughes & Mithuen, Inc. was dismissed as the principal accountant engaged to audit the financial statements of Azonic Corporation (the "Company"). The Board of Directors approved the termination of the relationship. Levine, Hughes & Mithuen, Inc. performed the audits of the Company's financial statements for the fiscal years ended March 31, 2002. During these periods and the subsequent interim period prior to their dismissal, there were no disagreements with Levine, Hughes & Mithuen, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Levine, Hughes & Mithuen, Inc.'s satisfaction would have caused Levine, Hughes & Mithuen, Inc. to make reference to this subject matter of the disagreements in connection with Levine, Hughes & Mithuen, Inc.'s report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

         The audit reports of Levine, Hughes & Mithuen, Inc. for the Company's fiscal years ended March 31, 2001 and 2002 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

         The Company requested Levine, Hughes & Mithuen, Inc. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made above by the Company. A copy of such letter, dated September 5, 2003, is filed with the Form 8-K filed with the Securities and Exchange Commission on September 11, 2003.

         Effective on May 22, 2003, the Company engaged Larry O'Donnell, CPA, PC to audit the Company's financial statements. Prior to its engagement, the Company had not consulted with Larry O'Donnell, CPA, PC with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K.

         Board of Directors of the Company approved the change in accountants described herein.

ITEM 8a - CONTROLS AND PROCEDURES

         The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

         There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The current Executive officers of Registrant at March 31, 2004 are:

         NAME               POSITION HELD                               TENURE
         ----               -------------                               ------

         Greg Laborde       Chairman and CEO                            Annual
         Karl Nelson        V.P. Marketing & Business Development       Annual

         The persons who are directors of the Registrant at March 31, 2004 are:

         NAME                               AGE
         ----                               ---

         Greg Laborde                       39
         Karl Nelson                        41

Business Experience

         The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Greg Laborde, Chairman & CEO

         Mr. Laborde has over 17 years of experience on Wall Street in areas of investment banking, trading and sales and financial consulting. Starting from 1986, Mr. Laborde worked in corporate finance at a number of New York City based investment banks including Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co. and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling over 100 million dollars. In 1999, he founded and took public Origin Investment Group, a Business Development Company that was involved in investing in IT related business. In later December 2001, Origin completed a merger with International Wireless, Inc., a private company involved in developing visual intelligence software solutions for wireless and mobile devices. Mr. Laborde holds a Bachelor's Degree of Science from Lafayette College. Mr. Laborde is 39 years old. Mr. Laborde has been the CEO, President and Director of Azonic since October 2003.

Karl Nelson, Vice President, Marketing & Business Development

         Mr. Nelson worked on Wall Street from 1985 to 1994 in the areas of investment banking, sales and trading with firms including Lehman Brothers, Shearson, Gruntal & Rosenkrantz & Co. His experience in investment banking included helping bring public numerous emerging market and biopharmaceutical companies through private placements and IPO's.

         Mr. Nelson has eight years experience in the Telecom Industry, with six years as President and Founder of International Service Group Inc. (ISG). ISG was a company that developed international voice communications routes in Africa and Asia as well as a "214" licensed switched based reseller of wholesale minutes. International Service Group Inc. set up Cisco based telecom infrastructure in various countries, via satellite and local earthstations, voice traffic was sent from the U.S to these countries.

         ISG sold their bandwidth to both wholesale and retail telecom providers including the largest multi national telecom providers down to prepaid calling card providers. Mr. Nelson's responsibilities included marketing both to the wholesale and retail markets via many different media outlets including flyers, newspapers, magazines, subway advertisement, retail sales outlets, private labeling, and other joint venture advertising. Sales revenue increased from $50,000 to $2.1 million over a seven year period.

         Mr. Nelson attended Dartmouth College.

         No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of the registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(a) forms they file.

         The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:


Greg Laborde                                           1x Form 3 (late filing)
Karl Nelson                                            1x Form 3 (late filing)


Conflicts of Interest

         Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

         The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

         There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

ITEM 10- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Cash Compensation.

         Compensation paid for all services provided up to March 31, 2004 (1) to each of our executive officers and (2) to all officers as a group.

------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Name and Principal       Year      Salary     Bonus    Consulting     Number of   Securities       Long Term Compensation/
Position                                               Fees/Other     Shares      Underlying       Option
                                                       Fees ($)                   Options/
                                                                                  SARS (#)
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Greg Laborde, Chairman   2001             $0        0             $0           0                0                         0
and CEO
                         2002             $0        0             $0           0                0                         0
                         2003             $0        0             $0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Karl Nelson, Vice        2001             $0        0             $0           0                0                         0
President
                         2002             $0        0             $0           0                0                         0
                         2003             $0        0             $0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Officers as a Group      2001             $0        0             $0           0                0                         0
                         2002             $0        0             $0           0                0                         0
                         2003             $0        0             $0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                               (to March 31, 2004)

----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Name                    Year         Annual         Meeting       Consulting      Number of Option     Securities Underlying
                                     Retainer       Fees ($)      Fees/Other      Shares Exercised     Options/SARS (#)
                                     Fees ($)                     Fees ($)
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Greg Laborde, Director  2001                     0             0               0                    0                           0
                        2002                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Karl Nelson, Director   2002                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------

         The Company formed an Audit Committee on March 24, 2004. Members are the two current Board Members. All Committee Members are independent Directors as defined by the Sarbanes-Oxley Act of 2002.

         The Corporation is a small business filer and has until July 31, 2005 to form an audit committee as defined by the Sarbanes-Oxley Act of 2002. The Audit committee has yet to hire a "qualified financial expert" as defined by the Sarbanes-Oxley Act of 2002.

         The Company has not adopted an Integrity and Ethics Policy.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the share ownership of officers, directors and 5% or greater shareholders as of March 31, 2004.

---------------------------------------------------------- ----------------------------- -----------------------------
        Name and Address of Beneficial Ownership               Amount and Nature of            Percent of Class
                                                               Beneficial Ownership
---------------------------------------------------------- ----------------------------- -----------------------------
Infinity Capital Group, Inc. (1)                                             18,000,000                           75%
(beneficially Greg Laborde, Chairman and CEO)
7 Dey Street, Suite #900
New York, New York 10007
---------------------------------------------------------- ----------------------------- -----------------------------
L & M Specialties, Inc.                                                       4,800,000                           20%
7 Dey Street, Suite #900
New York, New York 10007
---------------------------------------------------------- ----------------------------- -----------------------------
Karl Nelson, Vice President, Marketing and Business                                   0                            0%
Development and Director
7 Dey Street, Suite #900
New York, New York 10007
========================================================== ============================= =============================
Directors as a Group (1 person)                                              18,000,000                           75%
========================================================== ============================= =============================

(1) Mr. Laborde owns 100% of the common stock of Infinity Capital Group, Inc. ("Infinity Capital") and he is the President, CEO and Chairman of the Board of Infinity Capital.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The officers and directors of the Company approved a resolution to forward split the common shares of the Company on a four shares for one basis effective March 23, 2004 based upon a majority of the shareholders giving their written consent to such action.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits filed with this annual report.

Exhibit No.               Description
-----------               -----------
3.1                        Bylaws (1)
31.1                       Section 302 Certification (CEO)
31.2                       Section 302 Certification (CFO)
32.1                       Section 906 Certification (CEO)
32.2                       Section 906 Certification (CFO)

         (1)Incorporated by reference from the exhibits included with the Company's prior Report on Form 10SB12G filed with the Securities and Exchange Commission, dated December 1, 1999.

(b)   Reports on Form 8-K

         The Company filed reports on Form 8Ks in 2003 as follows:

         8K filed 6/10/03
         8K filed 9/11/03
         8K filed 10/03/03
         8K/A filed 10/16/03
         8K filed 3/31/04

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         General. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining O'Donnell's independence.

         Audit Fees. O'Donnell billed for the following  professional  services:
$270 for the fiscal periods ending June 31, 2003, September 30, 2003 and December 31, 2003; $1,000 for the audit of the annual financial statement of the Company for the fiscal year ended March 31, 2004.

         Levine, Hughes & Mithuen, Inc. ("LHM") billed the Company for the following professional services: $1,500 for the audit of the annual financial statement of the Company for the fiscal year ended March 31, 2002 and March 31, 2003.

         Audit Related Fees. LHM billed the Company for the following professional services: $750 for the review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended June 30, 2002, September 30, 2002, and December 31, 2002.

         All Other Fees. There were no tax fees or other fees in 2001, 2002 or 2003 charged by any Auditing or other accounting firm.

         The   Company's   Board  acts  as  the  audit   committee  and  had  no
"pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         The auditors' full time employees performed all audit work.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Azonic Corporation

         Date: May 21, 2004            By:/s/Greg Laborde
                                       -----------------------------
                                       Greg Laborde, Chairman and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: May 21, 2004            By:/s/Greg Laborde
                                       -----------------------------
                                       Greg Laborde, Chairman and CEO

         Date: May 21, 2004            By:/s/Karl Nelson
                                       -----------------------------
                                       Karl Nelson, Vice President

                                   DIRECTORS:

         Date: May 21, 2004            By:/s/Greg Laborde
                                       -----------------------------
                                       Greg Laborde

         Date: May 21, 2004            By:/s/Karl Nelson
                                       -----------------------------
                                       Karl Nelson

Index to Financial Statements:

INDEPENDENT AUDITOR'S REPORT.............................................. F-1

BALANCE SHEET as of March 31, 2004........................................ F-2

STATEMENTS OF OPERATIONS for fiscal years ended March 31, 2004 and 2003 and from Inception (May 1, 1996) through March 31, 2004....................F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
from Inception (May 1, 1996) through March 31, 2004....................... F-4

STATEMENTS OF CASH FLOWS for fiscal years ended March 31, 2004 and 2003 and from Inception (May 1, 1996) through March 31, 2004....................F-5

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ............................ F-6 -F-7

NOTES TO FINANCIAL STATEMENTS......................................... F-7 - F-8

                           Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545                                 2228 South Fraser Street
                                                        Unit 1
                                                        Aurora, Colorado 80014



                          INDEPENDENT AUDITOR'S REPORT



To the Shareholders
Azonic Corporation


I have audited the accompanying balance sheet of Azonic Corporation (a development stage company) as of March 31, 2004, and the related statements of operations, shareholders' equity and cash flows for the year then ended March 31, 2004.These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Azonic Corporation (a development stage company) for the period from May 1, 1996 (Date of Inception) to March 31, 2002 , were audited by other auditors whose report dated May 3, 2002, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azonic Corporation (a development stage company), as of March 31, 2004, and the results of its operations and cash flows for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.




                         /s/ Larry O'Donnell, CPA, P.C.



Aurora, Colorado
May 3, 2004

                              AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2004



                                     ASSETS
Current assets
Cash                                                                                            $    7,500

Property and equipment                                                                                   -

Other assets                                                                                             -
                                                                                               -----------

                                                                                                 $   7,500
                                                                                               ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                            $   1,284
     Notes payable-related party                                                                    25,102
                                                                                               -----------
                                                                                                    26,386
Shareholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding                                                                  -
     Common stock, $.001 par value; 50,000,000 shares authorized;
       24,000,000 shares issued and outstanding                                                     24,000
     Additional paid-in capital (deficit)                                                          (23,700)
     Deficit accumulated during the development stage                                              (19,186)
                                                                                               -----------

           Total shareholders' equity                                                              (18,886)
                                                                                               -----------

                                                                                                 $   7,500
                                                                                               ===========



           See accompanying independent auditors' report and notes to financial statements.

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended March 31, 2004 and 2003 and
               the Period from May 1, 1996 (Date of Inception) to
                                 March 31, 2004



                                                        Year Ended            Year Ended            May 1, 1996
                                                         March 31,             March 31,          (Inception) to
                                                           2004                  2003             March 31, 2004
                                                     ----------------      ---------------      ------------------

Revenues                                             $              -      $             -       $             -

Costs and expenses:
     Amortization                                                   -                    -                    50
     General and administrative                                18,886                            $       (19,136)
                                                     ----------------      ---------------       ------------------

Loss from operations                                 $        (18,886)     $             -       $       (19,186)
                                                     -----------------     ---------------       ----------------



Loss per common share                                $              -      $             -       $             -
                                                     ================      ===============       ===============

Weighted average shares outstanding                        24,000,000           24,000,000            12,916,000
                                                     ================      ===============       ===============

          See accompanying independent auditors' report and notes to financial statements.


                                           AZONIC CORPORATION
                                       (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF SHAREHOLDERS' EQUITY
                           Period from May 1, 1996 (Date of Inception) to March 31, 2004
                                                                                    Accumulated
                                                                      Additional       Deficit          Total
                                       Number of        Par Value       Paid-In         From        Shareholders'
                                        Shares           Amount         Capital       Inception        Equity
Balance at May 1, 1996                            -  $           -   $           -  $           -  $-

Issuance of common stock for
  costs and services at $.00005
  per share, May 1, 1996                  4,000,000          4,000         (3,950)              -             50

Net loss                                          -              -               -             (9)            (9)
                                    ---------------  -------------   -------------  -------------  -------------
Balance at March 31, 1997                 4,000,000          4,000          (3,950)            (9)            41

Net loss                                          -              -               -            (10)           (10)
                                    ---------------  -------------   -------------  -------------  -------------
Balance at March 31, 1998                 4,000,000          4,000          (3,950)           (19)            31

Net loss                                          -              -               -            (31)           (31)
                                    ---------------  -------------   -------------  -------------  -------------
Balance at March 31, 1999                 4,000,000          4,000          (3,950)           (50)             -
Issuance of common stock for
  services at $.00005 per share,
  August 10, 1999                        20,000,000         20,000         (19,750)             -            250

Net loss                                          -              -               -           (250)          (250)
                                    ---------------  -------------   -------------  -------------  -------------
Balance at March 31, 2000                24,000,000         24,000         (23,700)          (300)             -

Net loss                                          -              -               -              -              -
                                    ---------------  -------------  -------------  --------------- -------------
Balance at March 31, 2001                24,000,000         24,000         (23,700)          (300)             -

Net loss                                          -              -               -              -              -
                                    ---------------  -------------   -------------  -------------  -------------
Balance at March 31, 2002                24,000,000         24,000         (23,700)          (300)             -

Net loss                                          -              -               -              -              -
                                    ---------------  -------------   -------------  -------------  -------------
Balance at March 31, 2003                24,000,000         24,000         (23,700)          (300)             -

Net loss                                          -              -               -        (18,886)       (18,886)
                                    ---------------  -------------   -------------  -------------- --------------
Balance at March 31, 2004                24,000,000  $      24,000   $     (23,700) $     (19,186)  $   ( 18,886)
                                    ===============  =============   =============  ==============  =============



           See accompanying independent auditors' report and notes to financial statements.


                                            AZONIC CORPORATION
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CASH FLOWS
                             For the Years Ended March 31, 2004 and 2003 and
                   the Period from May 1, 1996 (Date of Inception) to  March 31, 2004


                                                        Year Ended            Year Ended            May 1, 1996
                                                         March 31,             March 31,          (Inception) to
                                                           2004                  2003             March 31, 2004
                                                     ----------------      ---------------      ----------------

Cash flows from operating activities:
Net loss                                             $        (18,886)     $             -       $       (19,186)

Adjustments to reconcile net loss to net cash
   provided by operating activities
       Amortization                                                 -                    -                    50
       Non-cash services                                            -                    -                   250
         Increase in accounts payable                           1,284                    -                 1,284
                                                     ----------------      ---------------       ---------------

Net cash used by operating activities                         (17,602)                   -               (17,602)
                                                     -----------------     ---------------       ----------------

Cash flows from investing activities                                -                    -                     -
                                                     ----------------      ---------------       ---------------
Cash flows from financing activities
      Proceeds from notes payable-related parties              25,102                    -                25,102
                                                    -----------------      ---------------       ---------------

Net change in cash                                              7,500                    -                 7,500

Cash, beginning of period                                           -                    -                     -
                                                     ----------------      ---------------       ---------------

Cash, end of period                                  $          7,500      $             -       $         7,500
                                                     ================      ===============       ===============


Supplemental disclosures of cash flow information:

    Noncash investing and financing activities:

       Common stock issued for organization
         costs and services                          $              -      $             -       $           300
                                                     ----------------      ---------------       ---------------



           See accompanying independent auditors' report and notes to financial statements.

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        FOOTNOTES to FINANCIAL STATEMENTS
                 For the Years Ended March 31, 2004 and 2003 and
        the Period from May 1, 1996 (Date of Inception) to March 31, 2004

NOTE 1 ORGANIZATION AND NATURE OF OPERATIONS

The financial statements presented are those of Azonic Corporation (the "Company"). The Company is a development stage company since planned business operations have not commenced. As of March 29, 2004, the Company adopted a new business plan. The Company's plan is to become a telecommunication service provider that provides up-to-date telecommunication technologies including Voice Over Internet Protocol, VOIP. Its principal executive offices are located in New York, New York.

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

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        FOOTNOTES to FINANCIAL STATEMENTS
                 For the Years Ended March 31, 2004 and 2003 and
        the Period from May 1, 1996 (Date of Inception) to March 31, 2004

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less cash equivalents.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires total comprehensive income be reported in the accompanying financial statements. The Company had no items of comprehensive income at March 31, 2004 and 2003.

NOTE 3 INCOME TAXES

As of March 31, 2004, the Company had net operating loss carryforwards of $300, which expire in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

NOTE 4 RELATED PARTY TRANSACTIONS

Prior the year ended March 31, 2004 the Company's corporate offices were located in the personal residence of a shareholder and board member on a rent-free basis. Furthermore, all legal and accounting costs are paid for or provided without charge to the Company by Nordstrom, Forbes and Lincoln ("NFL"), a corporate entity for which the Company's president is also a shareholder and its president. These costs paid for by NFL totaled $1,500 for the year ended March 31, 2003.

During the year ended March 31, 2004 control of the Company was changed. All expenses of the Company were paid by Infinity Capital Group, Inc., a corporate entity for which the current president is also a shareholder and its president. This company also loaned the company $7,500. The Company executed a promissory note for the expenses and loan. The note bears interest at 4% and is due March 31, 2005.

NOTE 5 SHAREHOLDERS' EQUITY

Preferred Stock

No shares of the Company's preferred stock have been issued as of March 31, 2003. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        FOOTNOTES to FINANCIAL STATEMENTS
                 For the Years Ended March 31, 2004 and 2003 and
        the Period from May 1, 1996 (Date of Inception) to March 31, 2004


NOTE 5        SHAREHOLDERS' EQUITY (continued)

Common Stock

In May 1996, the Company issued one million shares of its common stock at $.00005 per share in exchange for services performed and costs advanced to organize the Company. In August 1999, the board of directors authorized the Company to issue five million shares of its common stock at $.00005 per share to the Company's president in exchange for services valued at $250.

Forward stock split

The financial statements have been adjusted to reflect a four for one forward stock split on March 23, 2004.