Form 10QSB
period 2004-06-30
AZONIC CORP
filed 2004-08-23
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                             0-28315
- -----------------                                             -------
June 30, 2004                                       Commission File No.

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

                     Yes  X            No
                         ----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of August 17, 2004 are as follows:


     Class of Securities                             Shares Outstanding
 ------------------------------                      ------------------
 Common Stock, $.001 par value                            24,000,000

                                      INDEX
                                                                Page of
                                                                Report
                                                                -------

           PART I.        FINANCIAL STATEMENTS


Item 1. Financial Statements.

        Balance Sheets:

        As of June 30, 2004 (Unaudited) and March 31, 2004 ................. F-1

        Statements of Operations (Unaudited):

        For the three months ended June 30, 2004, year ended
        March 31, 2004 and Cumulative from inception (May 1, 1996)
        through June 30, 2004................................................F-2

        Statements of Cash Flows (Unaudited):

        For the three months ended June 30, 2004, year ended
        March 31, 2004 and Cumulative from inception (May 1, 1996)
        through June 30, 2004................................................F-3

        Statement of Changes in Stockholders' Equity (Unaudited):

        From inception (May 1, 1996) through June 30, 2004...................F-4

        Notes to Financial Statements (Unaudited) ...........................F-5


Item 2. Management's Discussion and Analysis or Plan of Operation.............10


        PART II.       OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................................12


        Signatures............................................................12

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS

                                              (Unaudited)     (Audited)
                                                June 30        Mar. 31
                                                 2004            2004
                                               ---------       --------
Current Assets:
     Cash                                        $ -0-          $7,500

Plant, Property and Equipment:                     -0-            -0-

Other Assets                                       -0-            -0-
                                                 ------         ------

TOTAL ASSETS                                     $ -0-          $7,500
                                                 ======         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $11,787        $ 1,284
  Notes payable - related party                   25,853         25,102
                                                 ------         ------
                                                  37,640         26,386

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;                     -0-            -0-
  none issued and outstanding

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  24,000,000 shares outstanding                  24,000         24,000

Paid in Capital (deficit)                       (23,700)       (23,700)

Deficit accumulated during
The development stage                           (37,940)       (19,186)
                                                 ------         ------

    Total Stockholders' Equity                  (37,640)       (18,886)
                                                 ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ -0-          $7,500
                                                 ======         ======

    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted


                              (Unaudited)    (Unaudited)
                               3 Months        3 Months     May 1, 1996
                                Ended         Ended      (Inception) to
                               6-30-04       6-30-03     June 30, 2004
                             -----------   -----------   --------------

Revenues:                     $   -0-       $  -0-           $  -0-
                             -----------   -----------   --------------

Costs and Expenses:
  Amortization                    -0-          -0-                50
  General and Administrative    18,754         1,500          37,890
                             -----------   ------------  --------------

Net (Loss) from Operations     (18,754)       (1,500)        (37,940)

Other Income (Expense)            -0-         -0-               -0-
                              -----------  ------------  --------------

Net (Loss) for the Period     $(18,754)      $ (1,500)       $(37,940)
                              ===========  ============  ==============

(Loss) per common share       $   *       $ *            $   *
                              ===========  ============  ==============


Weighted Average
Shares Outstanding            24,000,000     24,000,000      13,636,000
                              ===========  =============  =============

* Less than ($.01) per share.

    The accompanying notes are an integral part of the financial statements.


                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                              (Unaudited)    (Unaudited)
                               3 Months        3 Months     May 1, 1996
                                Ended         Ended      (Inception) to
                               6-30-04       6-30-03     June 30, 2004
                             -----------   -----------   --------------
Cash Flows from Operating Activities
  Net loss                    $(18,754)     $(1,500)        $(37,940)
  Adjustments to reconcile
     net loss
    To net cash provided
      by operating activities
    Amortization                -0-           -0-                 50
    Noncash services            -0-           -0-                250
    Increase in
      accounts payable          10,503        -0-             11,787
                             -----------   -----------   --------------
Net cash used by operating
    Activities                  (8,251)      (1,500)         (25,853)

Cash Flows from
     Investing Activities       -0-           -0-              -0-

Cash Flows from
     Financing Activities
Shareholder contribution        -0-           1,500            -0-
Increase in notes payable         751                         25,853
                             -----------   -----------   --------------

Net cash provided by
    Financing activities          751         -0-             25,853

Net Increase (Decrease)        (7,500)        -0-              -0-

Beginning Cash Balance          -0-           -0-              -0-
                             -----------   -----------   --------------

Cash Balance - End of Period  $ -0-         $ -0-            $ -0-
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

                               AZONIC CORPORATION
                          (A Development Stage Company)

                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the
                  Period May 1, 1996 (Inception)
                              to June 30, 2004


                                Common Stock                  Deficit
                       ----------------------------------   Accumulated
                                                  Paid-in       from
                          Shares       Amount    (Deficit)   Inception
                       -----------   --------   ---------   -----------
Balances May 1, 1996          -0-     $   -0-    $   -0-     $   -0-

Common stock issued
For services & costs    4,000,000       4,000      (3,950)

Net Loss 3-31-97              -0-         -0-        -0-          (9)
                        ----------    --------   ---------   ---------

Balance 3-31-97         4,000,000       4,000     (3,950)         (9)

Net loss 3-31-98              -0-         -0-        -0-         (10)
                        ----------    --------   ---------   ---------

Balance 3-31-98         4,000,000       4,000      (3,950)        (19)

Net loss 3-31-99              -0-         -0-        -0-         (31)
                        ----------    --------   ---------   ---------

Balance 3-31-99         4,000,000       4,000      (3,950)        (50)

Common stock issued
For services 8-10-99   20,000,000       20,000    (19,750)       -0-

Net loss 3-31-00              -0-         -0-        -0-        (250)
                        ----------    --------   ---------   ----------

Balance 3-31-00        24,000,000       24,000    (23,700)       (300)


Net Income 3-31-01            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------

Balance 3-31-01        24,000,000       24,000    (23,700)       (300)

Net Income 3-31-02            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 3-31-02        24,000,000       24,000    (23,700)       (300)

Net Income 3-31-03            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 3-31-03        24,000,000       24,000    (23,700)       (300)

Net Income 3-31-04            -0-         -0-        -0-      (18,886)
                        ----------    --------   ---------   ----------
Balance 3-31-04        24,000,000       24,000    (23,700)    (19,186)

Net income 6-30-04            -0-         -0-        -0-      (18,754)
                        ----------    --------   ---------   ----------
Balance 6-30-04        24,000,000       24,000    (23,700)    (37,540)
                        ==========    ========   =========   ==========

    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                June 30, 2004

NOTE 1: THE COMPANY
 Organization and Nature of Operations-

The financial statements presented are those of Azonic Corporation. The Company is a development stage company with no operations. The Company is developing a Business Plan pursuing oppurtunities in the telecommunications area. Its principal executive offices are located at 7 Dey Street, New York, New York 10005. Azonic was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was redomiciled to the State of Nevada by merging into its wholly-owned subsidiary, Azonic Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES
- -------  -------------------------------

Condensed Financial Statements - The financial statements dated June 30, 2004 included herein have been prepared by Azonic Corporation (the "Company") without audit,pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

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

- ---------------------------------------------------
Income Taxes - The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Taxes - As of June 30, 2004 the Company had a net operating loss carryforward of $37,940, which expires in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

Loss per Common Share - Loss per common share is computed using the weighted average number of common shares outstanding during each period.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, effective April 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has no items of comprehensive income at September 30, 2004.

NOTE 3: RELATED PARTY TRANSACTIONS
- ----------------------------------
The Company's corporate offices are located in the offices of is principal stockholder, Infinity Capital Group, Inc. (hereinafter "Infinity") and that of its President, CEO and Chairman of the Board Greg Laborde on a rent-free basis. Furthermore, all legal and accounting costs with the exception of the work prepared by the independent auditors are paid for and provided without charge to the Company by SEC Attorneys, LLC of North Haven, Connecticut, a corporate entity which provides such services to Infinity Capital Group, Inc, its principal shareholder.

NOTE 4: STOCKHOLDERS' EQUITY
- ----------------------------
Capital Structure - The Company was originally incorporated under Colorado law on May 1, 1996, under the name of Grand Canyon Ventures Two, Incorporated. On June 23, 1998, the Company amended its Articles of Incorporation and changed its name to Azonic Engineering, Incorporated. On September 17, 1999, Azonic Corporation was formed in Nevada. On November 12, 1999 Azonic Engineering, Incorporated was merged into Azonic Corporation. The surviving capital structure now consists of 55 million shares of $.001 par value stock, of which 50 million shares are designated as common stock and 5 million shares are designated as preferred stock. Stockholders' equity has been restated from inception to conform to the current capital structure.

Preferred Stock - No shares of the Company's preferred stock have been issued as of September 30, 2004. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions from time to time.

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

     The Company is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than described below, nor had revenues other than interest income since its inception.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2004 COMPARED TO SAME QUARTER IN 2003

     The Company had no revenues during the first fiscal quarter in 2004 and 2003 - During the fiscal quarter ended June 30, 2004, Azonic incurred a net loss of $18,754, due to expenses to pursue its business development, compared to the fiscal quarter ended June 30, 2003, when Azonic incurred a net loss of $1,500. The Company paid no rent or salaries and had no operations during the quarter. The net loss per share was nominal in the period in 2004 and 2003.

LIQUIDITY and CAPITAL RESOURCES

The Company's corporate offices are located in the offices of is principal stockholder, Infinity Capital Group, Inc. (hereinafter "Infinity") and that of its President, CEO and Chairman of the Board Greg Laborde on a rent-free basis. Furthermore, all legal and accounting costs with the exception of the work prepared by Infinity Capital Group, Inc, the principal shareholder. Azonic had minimal cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $(37,940).

     Azonic has no commitment for any capital expenditure. However, Azonic will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses developing its Business Plan and Azonic's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $40,000 in the fiscal year ending March 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Azonic's current management and its counsel have informally agreed to continue rendering services to Azonic and to not demand payment of sums owed unless and until Azonic completes funding. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Azonic debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Azonic without charge.

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

or (2) inability to complete its business plan due to lack of funds to pay legal and accounting fees and business-related expenses.

Item 3. Controls and Procedures

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

       None

Item 6. Exhibits and Reports on Form 8-K.

     (a)Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 17, 2004
                                  AZONIC CORPORATION


                                  By:   /s/ Greg Laborde
                                     ----------------------------------
                                       Greg Laborde, President