Form 10QSB
period 2004-09-30
AZONIC CORP
filed 2004-11-15
CIK 1099561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended                                             0-28315
-----------------                                             -------
September 30, 2004                                       Commission File No.

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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2004 are as follows:


     Class of Securities                             Shares Outstanding
 ------------------------------                      ------------------
 Common Stock, $.001 par value                            24,000,000

                                      INDEX
                                                                      Page of
                                                                      Report
                                                                      -------

           PART I.        FINANCIAL STATEMENTS


Item 1. Financial Statements.

        Balance Sheets:

        As of September 30, 2004 (Unaudited) and March 31, 2004 ....... F-1

        Statements of Operations (Unaudited):

        For the three and six months ended September 30, 2004, and year ended March 31, 2004 and Cumulative from inception (May 1, 1996)
        through September 30, 2004..................................... F-2-F3

        Statements of Cash Flows (Unaudited):

        For the six months ended September 30, 2004, year ended
        March 31, 2004 and Cumulative from inception (May 1, 1996)
        through September 30, 2004..................................... F-4

        Statement of Changes in Stockholders' Equity (Unaudited):

        From inception (May 1, 1996) through September 30, 2004........ F-5

        Notes to Financial Statements (Unaudited) ..................... F-6


Item 2. Management's Discussion and Analysis or Plan of Operation......  5

Item 3. Controls and Procedures........................................  7



        PART II.       OTHER INFORMATION


Item 1. Legal Proceedings..............................................  8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  7

Item 3. Defaults Upon Senior Securities................................  7

Item 4. Submission of Matters to a Vote of Security Holders............  7

Item 5. Other Information..............................................  8

Item 6. Exhibits ......................................................  8

        Signatures.....................................................  9

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               AZONIC CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                     ASSETS

                                              (Unaudited)     (Audited)
                                            September 30        Mar. 31
                                                 2004            2004
                                               ---------       --------
Current Assets:
     Cash                                        $ -0-          $7,500

Plant, Property and Equipment:                     -0-            -0-

Other Assets                                       -0-            -0-
                                                 ------         ------

TOTAL ASSETS                                     $ -0-          $7,500
                                                 ======         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $25,253        $ 1,284
  Notes payable - related party                   39,639         25,102
                                                  ------         ------
                                                  64,892     26,386

Stockholders' Equity:
  Preferred Stock: 5,000,000 shares
  Authorized; $.001 par value;                     -0-            -0-
  none issued and outstanding

Common Stock: 50,000,000 shares
  Authorized; $.001 par value;
  24,000,000 shares outstanding                  24,000         24,000

Paid in Capital (deficit)                         6,800        (23,700)

Deficit accumulated during
The development stage                           (95,692)       (19,186)
                                                 ------         ------

    Total Stockholders' Equity                  (64,892)       (18,886)
                                                 ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ -0-          $7,500
                                                 ======         ======


    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted


                              (Unaudited)    (Unaudited)
                               3 Months        3 Months
                                Ended         Ended
                               9-30-04       9-30-03
                             -----------   -----------

Revenues:                     $   -0-       $  -0-
                             -----------   -----------

Costs and Expenses:
  Amortization                    -0-          -0-
  General and Administrative    57,752         1,500
                             -----------   ------------

Net (Loss) from Operations     (57,752)       (1,500)

Other Income (Expense)            -0-         -0-
                              -----------  ------------
Net (Loss) for the Period     $(57,752)      $ (1,500)
                              ===========  ============

(Loss) per common share       $ (.002)     $    *
                              ===========  ============

Weighted Average
Shares Outstanding            24,000,000     24,000,000
                              ===========  =============

* Less than ($.01) per share.

    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                            For the Periods as Noted


                              (Unaudited)    (Unaudited)
                               6 Months       6 Months     May 1, 1996
                                Ended         Ended      (Inception) to
                               9-30-04       9-30-03     September 30, 2004
                             -----------   -----------   --------------

Revenues:                     $   -0-       $  -0-           $  -0-
                             -----------   -----------   --------------

Costs and Expenses:
  Amortization                    -0-          -0-                50
  General and Administrative    76,506         1,500          95,642
                             -----------   ------------  --------------

Net (Loss) from Operations     (76,506)       (1,500)        (95,692)

Other Income (Expense)            -0-         -0-               -0-
                              -----------  ------------  --------------

Net (Loss) for the Period     $(76,506)      $ (1,500)       $(95,692)
                              ===========  ============  ==============

(Loss) per common share       $  (.003)       $ *            $ (.004)
                              ===========  ============  ==============


Weighted Average
Shares Outstanding            24,000,000     24,000,000      16,000,000
                              ===========  =============  =============

* Less than ($.01) per share.

    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            For the Periods as Noted


                              (Unaudited)    (Unaudited)
                               6 Months        6 Months     May 1, 1996
                                Ended         Ended      (Inception) to
                               9-30-04       9-30-03     September 30,
                                                             2004
                             -----------   -----------   --------------

Cash Flows from Operating Activities
  Net loss                    $(76,506)     $(1,500)        $(95,692)
  Adjustments to reconcile net loss
    To net cash provided by operating activities
    Amortization                  -0-          -0-                50
    Noncash services              -0-          -0-               250
    Increase in
      accounts payable          23,969                        25,253
                             -----------   -----------   --------------
Net cash used by operating
    Activities                 (52,537)      (1,500)         (70,139)

Cash Flows from
     Investing Activities       -0-           -0-              -0-

Cash Flows from
     Financing Activities
Shareholder contribution        -0-           1,500            -0-
Increase in notes payable       45,637                         70,139
                             -----------   -----------   --------------

Net cash provided by
    Financing activities        45,637         -0-            57,654

Net Increase (Decrease)         (7,500)        -0-              -0-

Beginning Cash Balance           7,500         -0-              -0-
                             -----------   -----------   --------------

Cash Balance - End of Period  $ -0-         $ -0-            $ -0-
                             ===========   ===========   ==============

Supplemental disclosure of noncash investing and financing activities:
Note payable contributed
To capital                     $30,500       $ -0-           $30,500
                             ===========   ===========   ==============
Common Stock issued
for Organizational
costs & Services              $ -0-         $ -0-            $ 300
                             ===========   ===========   ==============

    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the
                         Period May 1, 1996 (Inception)
                              to September 30, 2004


                                Common Stock                  Deficit
                       ----------------------------------   Accumulated
                                                  Paid-in       from
                          Shares       Amount    (Deficit)   Inception
                       -----------   --------   ---------   -----------
Balances May 1, 1996          -0-     $   -0-    $   -0-     $   -0-

Common stock issued
For services & costs    4,000,000       4,000      (3,950)

Net Loss 3-31-97              -0-         -0-        -0-          (9)
                        ----------    --------   ---------   ---------

Balance 3-31-97         4,000,000       4,000     (3,950)         (9)

Net loss 3-31-98              -0-         -0-        -0-         (10)
                        ----------    --------   ---------   ---------

Balance 3-31-98         4,000,000       4,000     (3,950)        (19)

Net loss 3-31-99              -0-         -0-        -0-         (31)
                        ----------    --------   ---------   ---------

Balance 3-31-99         4,000,000       4,000     (3,950)        (50)

Common stock issued
For services 8-10-99   20,000,000      20,000    (19,750)       -0-

Net loss 3-31-00              -0-         -0-        -0-        (250)
                        ----------    --------   ---------   ----------

Balance 3-31-00        24,000,000      24,000    (23,700)       (300)


Net Income 3-31-01            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------

Balance 3-31-01        24,000,000      24,000    (23,700)       (300)

Net Income 3-31-02            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 3-31-02        24,000,000      24,000    (23,700)       (300)

Net Income 3-31-03            -0-         -0-        -0-         -0-
                        ----------    --------   ---------   ----------
Balance 3-31-03        24,000,000      24,000    (23,700)       (300)

Net Income 3-31-04            -0-         -0-        -0-      (18,886)
                        ----------    --------   ---------   ----------
Balance 3-31-04        24,000,000      24,000    (23,700)    (19,186)

Note payable contributed
To capital                                        30,500
Net income 9-30-04            -0-         -0-        -0-      (76,506)
                        ----------    --------   ---------   ----------
Balance 9-30-04        24,000,000     $24,000     $6,800      (95,692)
                        ==========    ========   =========   ==========



    The accompanying notes are an integral part of the financial statements.

                               AZONIC CORPORATION
                          (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                                September 30, 2004

NOTE 1: THE COMPANY
-------------------
Organization and Nature of Operations- The financial statements presented are those of Azonic Corporation. The Company is a development stage company with no operations. The Company is developing a business plan pursuing opportunities in the telecommunications area. Its principal executive offices are located at 7 Dey Street, New York, New York 10005. Azonic was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999, it was redomiciled to the State of Nevada by merging into its wholly-owned subsidiary, Azonic Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Condensed Financial Statements - The financial statements dated 9-30-04 included herein have been prepared by Azonic Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company in the future.

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

Income Taxes - As of September 30, 2004 the Company had a net operating loss carryforward of $69,000, which expires in varying amounts from 2012 to 2015. Generally, these operating losses are available to offset future federal and state taxable income.

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

NOTE 3: RELATED PARTY TRANSACTIONS
----------------------------------
The Company's corporate offices are located in the offices of is principal stockholder, Infinity Capital Group, Inc. (hereinafter "Infinity") and that of its former President, CEO and Chairman of the Board, Greg Laborde, on a rent-ree basis. Furthermore, all legal and accounting costs with the exception of the work prepared by the independent auditors were paid by Infinity and legal services are provided by McCormick, P.C. of New York, New York, a corporate entity which provides such services to Infinity Capital Group, Inc.

NOTE 4: STOCKHOLDERS' EQUITY
----------------------------
Capital Structure - The Company was originally incorporated under Colorado law on May 1, 1996, under the name of Grand Canyon Ventures Two, Incorporated. On September 23, 1998, the Company amended its Articles of Incorporation and changed its name to Azonic Engineering, Incorporated. On September 17, 1999, Azonic Corporation was formed in Nevada. On November 12, 1999 Azonic Engineering, Incorporated was merged into Azonic Corporation. The surviving capital structure now consists of 55 million shares of $.001 par value stock, of which 50 million shares are designated as common stock and 5 million shares are designated as preferred stock. Stockholders' equity has been restated from inception to conform to the current capital structure.

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

RECENT DEVELOPMENTS

Strategic Partnership with Wireless Age Communications, Inc.
On August 30, 2004 the Company announced that Wireless Age Communications, Inc. had entered into strategic partnership with Azonic Corporation to develop and market a disposable cellular phone.

Under the terms of this agreement, Wireless Age agreed to acquire 4,460,000 Azonic Corporation common shares from Infinity Capital Group, Inc., for an undisclosed amount. In addition, Azonic Corporation entered into a 2 year management services contracts for the services of certain officers of Wireless Age to provide management services to Azonic Corporation. Assets Acquired from Filippo Guani Revocable Trust On October 13, 2004 the Company announced that it had purchased certain assets owned by the Filippo Guani Revocable Trust (the "Trust"). In connection with the closing, the Company issued 3,000,000 shares of its common stock to the Trust. In addition, if, on or before June 1, 2005, Azonic receives the assets that it did not receive at the closing, free and clear of any encumbrances, it will issue an additional 1,500,000 shares of its common stock to the Trust. The Trust will also be entitled to receive an earn out payment of up to $3 million based on Azonic's future operating profits.
The Company plans to utilize certain intellectual property and other assets it acquired to introduce the "Cyclone Phone," as its solution for a "phone for the phoneless." The Company plans to market two low-cost, analog phones. One is designed to be located in glove boxes, first aid kits and emergency supply packages and used for emergency purposes. The second is a prepaid wireless phone designed to be used in the low cost and short-term usage markets. Potential applications include the traditional prepaid market, kiddy phone and throw away markets for business people and tourists in immediate need of a cell phone but who do not wish to enter into multi year expensive contracts or purchase expensive handsets. These low-cost disposable phones will bring wireless communication to millions who cannot afford the cost of current offerings, want to avoid monthly charges, or simply need an inexpensive wireless phone while traveling or for emergency calls only. This new product offering will make and receive calls, be "ready to go" out of the box using "AA" batteries, will be refreshable, and will incorporate proprietary patented design.

New Officers and Directors

John G. Simmonds: Chief Executive Officer and Director

         Mr. Simmonds, 54, has 35 years of experience in the communications sector. He has extensive experience in building teams, operating systems, and distribution networks. Mr. Simmonds has particular experience with developing distribution networks for Midland(TM) LMR products worldwide, an asset now owned by Wireless Age Communications, Inc. (OTCBB:WLSA), through its wholly owned subsidiary, Prime Wireless Corporation. Mr. Simmonds was integral in developing the Midland(TM) brand worldwide following an initial product launch in Canada during the late 1970's through his family business A.C Simmonds & Sons Ltd. and later followed by the successful acquisition of Midland International Corporation from Western Auto, a subsidiary of Sears in 1993.

         Mr. Simmonds has, since March 2003, been the Chief Executive Officer and a Director of Wireless Age Communications, Inc. In addition, since 1998, Mr. Simmonds has served as the CEO and a Director of TrackPower (OTCBB:TPWR), a development company involved in horse race track ownership opportunities. Mr. Simmonds has also been CEO and or director of several other companies. Mr. Simmonds will replace Gregory H. Laborde as Azonic's CEO. Mr. Laborde, who has served as Azonic's CEO since September of 2003, voluntarily resigned as CEO as of October 12, 2004.

Gary Hokkanen: Chief Financial Officer

         Mr. Hokkanen, 48, is an executive level financial manager with over 6 years experience in public company financial management. Mr. Hokkanen has, since May 2003, been the Chief Financial Officer of Wireless Age Communications, Inc. From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen served as CFO of Simmonds Capital Limited from July 1998 to January 2001 and served as CFO of Trackpower Inc. from February 1998 to June 2001. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited. Mr. Hokkanen holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant) and a member of the Society of Management Accountants, Ontario.

Jim Hardy: Chief Operating Officer

         Mr. Hardy, 49, has more than 25 years of experience in both technical and business development. He has served since May 2004 as Chief Operating Officer of Wireless Age Communications, Inc. From 1999-2000, he served as the President and COO of Iceberg Media Inc. (TSX Venture Exchange symbol: YIC), where he implemented a fully integrated internet broadcast facility. In 1991, Mr. Hardy founded HTI Inc., which is a professional services consulting firm involved in the high tech industry. In 1987, he joined Oracle Corporation Canada Inc. as Corporate Consultant and later became Vice-President responsible for Oracle Canada's Consulting Division until 1991. In 1984, he co-founded Nexus Computer Consultants, a systems consulting firm, and served as President and CEO.

David MacKinnon: Chief Technology Officer.

         Mr. MacKinnon, 54, has more than 30 years of experience in wireless communications systems, business development and management. Mr. MacKinnon has, since May of 2004, been the Chief Technology Officer of Wireless Age Communica-tions, Inc. From 1995 until May of 2004, Mr. MacKinnon was employed as the Chairman of Selmah House, Ltd., a private company involved in the business of technology consulting, financial services and investments. From 1980 until 1995, Mr. MacKinnon was employed with SNC-Lavalin (TSX:SNC), an engineering consulting company, where he last held the position of Senior Vice President. At SNC-Lavalin, Mr. MacKinnon was involved in remote sensing in particular the real -time collection of oceanographic, metrological and sea ice information ice in both the Beaufort Sea and the North Atlantic. Mr. MacKinnon is a 1971 graduate of St. Mary's University in Halifax, Nova Scotia. He also attended Dalhousie University in Halifax, Nova Scotia, for two years.

Carrie Weiler: Corporate Secretary

         Ms. Weiler, 45, provides Corporate Secretarial services to the Simmonds group of companies, which she joined in 1979. She has, since 1994, also served as Vice President of Corporate Development for Simmonds group of companies. In addition, since May 2003, Ms. Weiler has served as the Corporate Secretary of Wireless Age Communications, Inc.

David Smardon (Chairman of the Board)
         Dave Smardon, 50, is a seasoned executive with a background in establishing, growing, and financing technology-based companies. Mr. Smardon is currently CEO and Managing Partner of Nibiru Capital Management Limited.

         Since 1991, Mr. Smardon has been involved in several turnarounds and re-financings of Canadian technology companies where he has raised additional capital and assisted in operational restructuring. In 1997, he was chosen to spearhead the establishment of a government sponsored Internet portal called Innovator's Alliance. As interim CEO, Mr. Smardon attracted over $2 million in corporate sponsors for the non-profit organization and helped recruit a membership base of 125 CEOs before turning the reigns over to a full-time Managing Director.

         Through the 1990s, Mr. Smardon established and expanded the Nibiru group of companies including Nibiru Tactical Corporation, Nibiru Investments and Nibiru Capital Management Limited. These entities provide investment capital and hands-on operational management to high growth technology companies. In addition they provide advisory, due diligence and investment syndication services to the institutional investment communities.
Ralph V. (Terry) Hadley, III, Esq.: Director

         Mr. Hadley, 62, is currently and has been the Managing Partner of Swan & Hadley, P.A., a law firm based in Winter Park, Florida, since prior to 1994. Mr. Hadley is the nominee of the Filippo Guani Revocable Trust, which is entitled to nominate one member of Azonic Corp.'s Board of Directors pursuant to an Asset Sale Agreement with Azonic Corp. dated August 26, 2004. The Trust currently owns 3.000,000 shares of the Azonic's common stock and is eligible to receive up to an additional 1,500,000 shares of Azonic Corp.'s common stock and an earn out payment of up to $3,000,000. Mr. Hadley received his Bachelor of Science degree from the University of Florida in 1965 and his law degree from the University of Florida College of Law in 1968.

         Messrs. Simmonds, Smardon and Hadley join Mr. Laborde on Azonic's Board of Directors. Mr. Karl Nelson, who served as a Director of Azonic since September of 2003, voluntarily resigned in August of 2004.


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

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2004 COMPARED TO SAME QUARTER IN 2003

     The Company had no revenues during the first fiscal quarter in 2004 and 2003. During the fiscal quarter ended September 30, 2004, Azonic incurred a net loss of $57,752, due to expenses to pursue its business development, compared to $1,500 in the fiscal quarter ended September 30, 2003. The Company paid no rent or salaries and had no operations during the quarter. The net loss per share was nominal in the period in 2004 and 2003.


SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2003

     During the six months ended September 30, 2004 and 2003, the Company had no revenues.

     Interest and expenses for the six months ended September 30, 2004 was $76,506 compared to $1,500 for the six months ended September 30, 2003. The Company had a net loss on operations of ($76,506) in the six month period in 2004 compared to a ($1,500) net loss in 2003 in the period. The net loss per share was nominal in the period in 2004 and 2003.

     Unless the Company achieves a cash positive business combination, it expects the trend of losses to continue.


FINANCIAL POSITION

     The Company's working capital deficit was $64,892 at September 30, 2004. The decrease in working capital during the six months ended September 30, 2004, was primarily due to use of capital to seek acquisitions. The Company had no cash for working capital.

LIQUIDITY and CAPITAL RESOURCES

Azonic had minimal cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $(95,692).

Management plans to aggressively pursue the new business plan (see Recent Developments). Azonic's ability to fund the planned growth is connected to its ability to raise external financing. Additional funding will be required for acquisitions, additional working capital and pre-maturity operating losses. Management plans to raise the necessary capital in an appropriate mixture of long term debt, subordinated debt and equity private placements. Current common stock shareholders are expected to experience substantial dilution as Azonic grows in size.

There can be no assurance that Azonic will be able to raise this funding as and when needed.

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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

       None

Item 6. Exhibits

       Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November      , 2004
                                  AZONIC CORPORATION


                                  By:   /s/ John Simmonds
                                     ----------------------------------
                                       John Simmonds, CEO




                                  By:   /s/ Gary Hokkanen
                                     ----------------------------------
                                       Gary Hokkanen, CFO