Form 10QSB
period 2004-12-31
AZONIC CORP
filed 2005-02-14
CIK 1099561

As filed with the Securities and Exchange Commission on February 14, 2005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ________________

                         Commission file number 0-28315

                               AZONIC CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Nevada                                  841517404
            (State or Other                          (I.R.S. Employer
      Jurisdiction of Incorporation)                Identification No.)

                               13980 Jane Street,
                       King City, Ontario, Canada, L7B 1A3
                    (Address of Principal Executive Offices)

                                 (905) 833-3838
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES |X|                       NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of common stock outstanding as of December 31, 2004 is 27,078,000.

================================================================================

                               Azonic Corporation

                                      INDEX

PART I      Financial Information

Item 1.     Condensed Financial Statements (unaudited)
                   Condensed Balance Sheet..................................   3
                   Condensed Statements of Operations.......................   4
                   Condensed Statements of Stockholders' Equity.............   5
                   Condensed Statements of Cash Flows.......................   6
                   Notes to Condensed Financial Statements..................   7

Item 2.     Management's Discussion and Analysis............................  13

Item 3.     Controls and Procedures.........................................  15

PART II.    Other Information

Item 1.     Legal Proceedings...............................................  15

Item 2.     Change in Securities and Use of Proceeds........................  15

Item 3.     Defaults Upon Senior Securities.................................  16

Item 4.     Submission of Matters to a Vote of Security Holders.............  16

Item 5.     Other Information...............................................  16

Item 6.     Exhibits........................................................  16
                   A) Exhibit 31
                   B) Exhibit 32

Signatures..................................................................  17

                          PART I. Financial Information

Item 1. Financial Statements

                               Azonic Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                                                  December 31, 2004  March 31, 2004
                                                                     (Unaudited)        (Audited)
ASSETS

Current Assets:
    Cash and cash equivalents                                         $      127        $    7,500
    Inventory                                                             49,500                --
    Prepaid expenses                                                      55,000                --
--------------------------------------------------------------------------------------------------
                                                                         104,627             7,500
--------------------------------------------------------------------------------------------------

Capital assets, net of accumulated amortization                           25,000                --
Intangible assets and goodwill (note 5)                                        3                --

--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $  129,630        $    7,500
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                           $   45,999        $    1,284
     Note payable to related party                                        24,639            25,102
     Due to related parties                                              184,999                --
--------------------------------------------------------------------------------------------------
Total current liabilities                                                255,637            26,386

Stockholders' equity
   Preferred  stock, $0.001 par value, 5,000,000 shares
   authorized,  No shares issued and outstanding                              --                --
   Common stock, $0.001 par value, 50,000,000 shares authorized,
   27,078,000 shares issued and outstanding at December 31, 2004          27,078            24,000
   Additional paid-in capital                                            138,225           (23,700)
   Deficit accumulated during the development stage                     (291,310)          (19,186)
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                              (126,007)          (18,886)
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  129,630        $    7,500
--------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                               Azonic Corporation
                            Statements of Operations
                          (A Development Stage Company)
                                   (UNAUDITED)

                                                                                                      May 1, 1996
                                            Three Months Ended              Nine Months Ended        (Inception) to
                                               December 31,                    December 31,           December 31,
                                          2004             2003            2004           2003            2004
                                          ----             ----            ----           ----            ----
Revenues:                            $         --     $         --    $         --     $         --     $         --

Costs and expenses:
    General and administrative            195,512               --         272,018            1,500          291,154
    Amortization                               --               --              --               --               50
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                  195,512               --         272,018            1,500          291,204

--------------------------------------------------------------------------------------------------------------------
(Loss) from operations                   (195,512)              --        (272,018)          (1,500)        (291,310)
--------------------------------------------------------------------------------------------------------------------

Other expense
    Foreign exchange loss                     106               --             106               --              106
--------------------------------------------------------------------------------------------------------------------
                                              106               --             106               --              106
--------------------------------------------------------------------------------------------------------------------

(Loss)                               $   (195,618)    $         --    $   (272,124)    $     (1,500)    $   (291,310)
====================================================================================================================
(Loss) per share of common stock:
Weighted average number of
common shares outstanding              25,089,652        6,000,000      24,364,538        6,000,000       16,474,012
      (Loss) per share               $      (0.01)    $       0.00    $      (0.01)    $       0.00     $      (0.02)

                 See accompanying notes to financial statements.

                               Azonic Corporation
                          (A Development Stage Company)
                   Statement of Change in Stockholders' Equity
                        May 1, 1996 to December 31, 2004
                                   (UNAUDITED)

                                              Common Stock
                                       -------------------------
                                                                      Common      Additional    Accumulated       Total
                                                                      Stock        Paid-in        Income      Stockholders'
                                         Shares        Amount       Subscribed     Capital       (Deficit)       Equity
                                       -----------------------------------------------------------------------------------
Balance, May 1, 1996                            --   $        --            --            --             --             --

Issuance of common stock for
services and costs                       4,000,000         4,000            --        (3,950)            --             50

Net loss for the period ended
March 31, 1997                                  --            --            --            --             (9)            (9)
                                       -----------   ---------------------------------------------------------------------
Balance, March 31, 1997                  4,000,000   $     4,000            --        (3,950)            (9)            41
                                       -----------   ---------------------------------------------------------------------
Net loss for the year ended March
31, 1998                                        --            --            --            --            (10)           (10)
                                       -----------   ---------------------------------------------------------------------
Balance, March 31, 1998                  4,000,000   $     4,000            --        (3,950)           (19)            31
                                       -----------   ---------------------------------------------------------------------
Net loss for the year ended March
31, 1999                                        --            --            --            --            (31)           (31)
                                       -----------   ---------------------------------------------------------------------
Balance, March 31, 1999                  4,000,000   $     4,000            --        (3,950)           (50)            --
                                       -----------   ---------------------------------------------------------------------
Common stock issued for services        20,000,000        20,000            --       (19,750)            --            250

Net loss for the year ended March
31, 2000                                        --            --            --            --           (250)            --
                                       -----------   ---------------------------------------------------------------------
Balance, March 31, 2000                 24,000,000   $    24,000            --       (23,700)          (300)            --
                                       -----------   ---------------------------------------------------------------------
Net income for the year ended
March 31, 2001                                  --            --            --            --             --             --
                                       -----------   ---------------------------------------------------------------------
Balance, March 31, 2001                 24,000,000   $    24,000            --       (23,700)          (300)            --
                                       -----------   ---------------------------------------------------------------------
Net income for the year ended
March 31, 2002                                  --            --            --            --             --             --
                                       -----------   ---------------------------------------------------------------------
Balance, March 31, 2002                 24,000,000   $    24,000            --       (23,700)          (300)            --
                                       -----------   ---------------------------------------------------------------------
Net income for the year ended
March 31, 2003                                  --            --            --            --             --             --
                                       -----------   ---------------------------------------------------------------------
Balance, March 31, 2003                 24,000,000   $    24,000            --       (23,700)          (300)            --
                                       -----------   ---------------------------------------------------------------------
Net income for the year ended
March 31, 2004                                  --            --            --            --        (18,886)       (18,886)
                                       -----------   ---------------------------------------------------------------------
Balance, March 31, 2004                 24,000,000   $    24,000            --       (23,700)       (19,186)       (18,886)
                                       -----------   ---------------------------------------------------------------------
Note payable contributed to capital             --            --            --        30,500             --         30,500

Shares issued as consideration for
assets purchased                         3,000,000         3,000            --        71,503             --         74,503

Common stock issued for services            78,000            78            --        59,922             --         60,000

Net income for the period ended
December 31, 2004                               --            --            --            --       (272,124)      (272,124)
                                       -----------   ---------------------------------------------------------------------
Balance, December 31, 2004              27,078,000   $    27,078            --       138,225       (291,310)      (126,007)
                                       ===========   =====================================================================

                 See accompanying notes to financial statements.

                               Azonic Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                                      May 1, 1996
                                                            Nine Months Ended      (Inception) to
                                                                  December 31,      December 31,
                                                              2004           2003           2004
                                                              ----           ----           ----
------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations
    (Loss)                                              $ (272,124)    $   (1,500)    $ (291,310)
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating
      activities:
         Amortization                                           --             --             50
         Non cash services                                      --             --            250
    Changes in operating assets and liabilities:
         Prepaid expenses                                    5,000             --          5,000
         Accounts payable and accrued liabilities           44,715             --         45,999
------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                   (222,409)        (1,500)      (240,011)
------------------------------------------------------------------------------------------------

Cash flows from investing activities:
------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:            --             --             --
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Increase (decrease) in notes payable                    30,037             --         55,139
    Increase (decrease) in due to related parties          184,999          1,500        184,999
------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:       215,036          1,500        240,138
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Increase in cash                                            (7,373)            --            127
------------------------------------------------------------------------------------------------
Cash, beginning of period                                    7,500             --              0
------------------------------------------------------------------------------------------------
Cash, end of period                                     $      127     $       --     $      127
------------------------------------------------------------------------------------------------

Non cash financing activities:

During the nine month period ended December 31, 2004, the Company:

      o Issued 3,000,000 shares of its common stock to purchase assets valued at $74,503

      o Issued 78,000 shares of its common stock in exchange consulting services to be provided for a period of one year valued at $60,000, of which $5,000 has been expensed in the Statement of Operations.

During the nine month period ended December 31, 2003 the Company:

      o     No activities to be reported

                 See accompanying notes to financial statements.

                               Azonic Corporation

                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2004
                                   (Unaudited)

Note 1 - Basis of Presentation and business operations

      The accompanying condensed unaudited financial statements of Azonic Corporation, (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2004.

      The Company was originally incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999 is was redomiciled to the State of Nevada by merging into its wholly owned subsidiary, Azonic Corporation, which is now the name of the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $0.001. The accompanying financial statements have been restated to reflect this change.

Note 2 - Recent developments

Issuance of shares to purchase business assets

      In October the Company issued three million restricted common shares in exchange for the certain assets acquired from the Filippo Guani Revocable Trust (see below). These assets consisted of inventory, tools, molds and other intellectual property. The business plan for the Company is to utilize these assets contract manufacture and distribute low end disposable cellular phones.


Strategic partnership with Wireless Age Communications, Inc.

      On August 30, 2004 the Company announced that Wireless Age Communications, Inc. (Wireless Age) had entered into strategic partnership with Azonic Corporation to develop and market a disposable cellular phone.

      Under the terms of this agreement, Wireless Age agreed to acquire 4,460,000 Azonic Corporation common shares from Infinity Capital Group, Inc. In addition, Azonic Corporation entered into a 2 year management services contracts for the services of certain officers of Wireless Age to provide management services to Azonic Corporation.

      The Company plans to utilize certain intellectual property and other assets it acquired to introduce the "Cyclone Phone," as its solution for a "phone for the phoneless." The Company plans to market two low-cost, analog phones. One is designed to be located in glove boxes, first aid kits and emergency supply packages and used for emergency purposes. The second is a prepaid wireless phone designed to be used in the low cost and short-term usage markets. Potential applications include the traditional prepaid market, kiddy phone and throw away markets for business people and tourists in immediate need of a cell phone but who do not wish to enter into multi year expensive contracts or purchase expensive handsets. These low-cost disposable phones will bring wireless communication to millions who cannot afford the cost of current offerings, but want to avoid monthly charges, or simply need an inexpensive wireless phone while traveling or for emergency calls only. This new product offering will make and receive calls, be "ready to go" out of the box using "AA" batteries, will be refreshable, and will incorporate proprietary patented design.

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

David MacKinnon: Chief Technology Officer.

Mr. MacKinnon, 54, has more than 30 years of experience in wireless communications systems, business development and management. Mr. MacKinnon has, since May of 2004, been the Chief Technology Officer of Wireless Age Communications, Inc. From 1995 until May of 2004, Mr. MacKinnon was employed as the Chairman of Selmah House, Ltd., a private company involved in the business of technology consulting, financial services and investments. From 1980 until 1995, Mr. MacKinnon was employed with SNC-Lavalin (TSX:SNC), an engineering consulting company, where he last held the position of Senior Vice President. At SNC-Lavalin, Mr. MacKinnon was involved in remote sensing in particular the real-time collection of oceanographic, metrological and sea ice information ice in both the Beaufort Sea and the North Atlantic. Mr. MacKinnon is a 1971 graduate of St. Mary's University in Halifax, Nova Scotia. He also attended Dalhousie University in Halifax, Nova Scotia, for two years.

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

Ralph V. (Terry) Hadley, III, Esq.: Director

Mr. Hadley, 62, is currently and has been the Managing Partner of Swan & Hadley, P.A., a law firm based in Winter Park, Florida, since prior to 1994. Mr. Hadley is the nominee of the Filippo Guani Revocable Trust, which is entitled to nominate one member of Azonic Corp.'s Board of Directors pursuant to an Asset Sale Agreement with Azonic Corp. dated August 26, 2004. The Trust currently owns 3,000,000 shares of the Azonic's common stock and is eligible to receive up to an additional 1,500,000 shares of Azonic Corp.'s common stock and an earn out payment of up to $3,000,000. Mr. Hadley received his Bachelor of Science degree from the University of Florida in 1965 and his law degree from the University of Florida College of Law in 1968.

Messrs. Simmonds, Smardon and Hadley join Mr. Laborde on Azonic's Board of Directors. Mr. Karl Nelson, who served as a Director of Azonic since September of 2003, voluntarily resigned in August of 2004.

Note 3 - Summary of Significant Accounting Policies

      Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.

      Inventory

      Telecommunications equipment and accessories inventory is recorded at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

      Capital assets

      Capital assets are recorded at cost less accumulated amortization. Amortization is provided over estimated useful life of the assets using the following annual rates:

      Tools and molds                   $1 per use

      Impairment of Long-lived Assets

      Capital assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

      Other Assets

      Effective January 1, 2002, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

      Income Taxes

      The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("FAS 109") which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

      Basic and Diluted Earnings (Loss) Per Share

      The Company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

      Foreign Currency Translation

      The functional currency of the Company is Canadian dollars, which has been translated into US dollars, the reporting currency, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income.

      Comprehensive Income

      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments and unrealized gains and losses on available for sale marketable securities.

      Recent Accounting Pronouncements

      In December 2003, the FASB issued Interpretation 46R "Consolidation of Variable Interest Entities", as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15,

2003. The Company does not expect the adoption of FIN 46R to have an effect on its financial statements.

      In January 2004, the FASB issued SFAS No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. The Company does not expect the adoption of SFAS No. 132R to have an effect on its financial statements.

      In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

Note 4 - Related Party Transactions

      The Company's corporate offices have been relocated to the offices of its new executive officers in King City Canada. All general and administrative costs subsequent to the appointment of the new officers and board of directors have been supported by related parties. Related party balances at this point in time have no specific repayment terms. Prior to the change in management and directors all operating costs were borne by Infinity Capital Group, Inc. These balances have been converted to notes payable, the specific terms of which have yet to be negotiated.

Note 5 - Acquisition of Assets

During October 2004 the Company entered into an Agreement with the Filippo Guani Revocable Trust whereby the Company acquired the current line of business and the assets of the cellular telephone business in exchange for 3,000,000 shares of the Company's common stock. The assets acquired included patents, licenses, tools, molds, and inventory. These assets and the shares exchanged for them were recorded based on management's estimate of the fair market value of the assets received as follows:

                                                  FMV
                                                  ---
               Patents                        $      1
               FCC license                           1
               Software license                      1
               Tools and molds                  25,000
               Inventory                        49,500
                                              --------
                                              $ 74,503
                                              ========

Note 6 - Intangible Assets & Goodwill

                                               Accumulated
                                      Cost     Amortization      Net
                                      ----     ------------      ---
             Patents                $     1      $    --       $     1
             FCC License                  1           --             1
             Software license             1           --             1
                                    -------      -------       -------
                                    $     3      $    --       $     3
                                    =======      =======       =======

      During the nine month period ended December 31, 2004, the Company acquired the above intangible assets in exchange for three million common shares. The value of this property was nominal based on management's expectation of their usefulness going forward.

Note 6 - Forward Looking Statements

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

The Company is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than described below, nor has earned revenue other than interest income since its inception.

RESULTS OF OPERATIONS FOR QUARTER ENDED DECEMBER 31, 2004 COMPARED TO SAME QUARTER IN 2003

During the quarter ended December 31, 2004 the corporation purchased the business assets necessary to manufacture and sell low cost disposable cellular telephones. After the purchase of these assets the Company began implementing its business plan and began incurring professional, consulting and management fees.

The Company has had no revenues to report for the three month period ended December 31, 2004 or for the comparable three month period ended December 31, 2002. During the three month period ended December 31, 2004, Azonic incurred a net loss of $195,618, due to expenses incurred to pursue business development, compared to $0 in the three month period ended December 31, 2003. The net loss per share was nominal for the three month period for 2004 and for 2003.

NIVE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2003

During the nine months ended December 31, 2004 and 2003, the Company had no revenues.

Interest and expenses for the nine months ended December 31, 2004 was $272,124 compared to $1,500 for the nine months ended December 31, 2003. The Company had a net loss on operations of ($272,124) in the nine month period in 2004 compared to a ($1,500) net loss in 2003 in the period. The net loss per share was nominal in the period in 2004 and 2003.

The Company is still in the development stages of its business plan and management expects the trend of losses to continue.

FINANCIAL POSITION

The Company's working capital deficit was $126,007 at December 31, 2004. The decrease in working capital during the nine months ended December 30, 2004, was primarily due to use of capital to prepare the product for market. The Company had no cash for working capital.

LIQUIDITY and CAPITAL RESOURCES

Azonic had minimal cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Azonic has accumulated a deficit (net loss) of $(291,310).

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

b.    Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the valuation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II. Other Information

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The Company issued 3,000,000 shares of its common stock to acquire certain business assets of a disposable cellphone. See note 5.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

      Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 14, 2005                BY: /s/ John G. Simmonds
                                           ----------------------------
                                           John G. Simmonds
                                           Chairman/CEO/Director


DATE: February 14, 2005                BY: /s/ Gary N. Hokkanen
                                           ----------------------------
                                           Gary N. Hokkanen
                                           CFO