Form 10KSB
period 2005-03-31
AZONIC CORP
filed 2005-06-29
CIK 1099561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934
      For the fiscal year ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from___________to____________

                           Commission File No. 0-28315

                               AZONIC CORPORATION
              (Exact name of small business issuer in its charter)

                        Nevada                                      84-1517404
   (State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
                     organization)

                                765 15th Sideroad
                       King City, Ontario, Canada L7B 1K5
                    (Address of Principal Executive Offices)

Issuer's telephone number: 905-773-3529

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

The issuer's revenues for the fiscal year ended March 31, 2005 were $0.

Based on the closing price on June 8, 2005 of $0.54 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $6,262,920.

As of March 31, 2005, the number of shares outstanding of the registrant's Common Stock was 28,978,000 shares.

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|

                      DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: The Definitive Proxy Statement for the issuer's 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

Azonic was incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation ("Azonic Colorado") on June 23, 1998. On November 12, 1999, it was re-domiciled to the state of Nevada by merging into its wholly owned subsidiary Azonic Corporation (referred to herein as "Azonic," the "Company," "Registrant" and "Issuer"), a Nevada corporation, which is now the name of the Company.

CORPORATE OFFICES

The corporate offices have been relocated to 765 15th Sideroad, King City, Ontario, Canada L7B 1K5 at the offices of Wireless Age Communications, Inc., a stockholder of the Company and a company with common officers and management. The Company pays no rent for the shared use of this facility.

BUSINESS PLAN

Azonic plans to market low-cost, wireless devices including cellular phones. One such phone is designed to be located in glove boxes, first aid kits and for emergency purposes. Another design is a prepaid wireless phone designed to be used in the low cost and short-term usage markets.

INDUSTRY

The Company plans to operate in the U.S. telecommunications industry which has recently been in transition. Although gross profits are expected to be under pressure to be reduced in the future management believes that the Company's planned products represent a good opportunity to enter this market and be successful. There can be no assurances that management will be successful.

PRODUCT

Azonic plans to develop, manufacture and distribute a low cost cellular telephone product. The phone is a prepaid wireless phone designed to be used in the low cost and short term usage markets. Potential applications include the traditional pre-paid market, family/second phone and throw away markets for business people and tourists in immediate need of a cell phone but who do not wish to enter multi-year expensive contracts or purchase expensive handsets. These low-cost disposable phones will bring wireless communications to the market segment who cannot afford to justify the cost of current offerings, those who want to avoid monthly charges, or to those who need an inexpensive wireless phone while traveling or for emergency calls. This new product offering will make and receive calls, run on "AA" batteries, will be refreshable, and will incorporate proprietary patented design.

CUSTOMERS

During the year ended March 31, 2005, the Company did not have any customers and as a result did not generate any revenues. The continued lack of customers going forward will have a significant impact on the Company's ability to be successful.

RESEARCH AND DEVELOPMENT

The Company did not engage in any material research and development activities during the past two years.

ENVIRONMENTAL MATTERS

The Company is not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that will materially effect the net earnings or competitive position, or result in material capital expenditures. However, we cannot predict with certainty the potential effect on our operations of possible future environmental legislation or regulations. During 2005, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

COMPETITION

The wireless industry is highly competitive. The Company expects to compete against other consumer electronics retailers, independent dealers, and other public telephone companies in addition to a growing number of internet based alternatives.

SUPPLIERS

The Company currently does not have any supply agreements with vendors. The Company expects to develop satisfactory and stable supplier relationships as needed, however, the lack of these relationships could have a material adverse effect on our revenue and earnings.

INTELLECTUAL PROPERTY

The Company believes that it owns valuable intellectual property including the patents and licenses relating to the cellular telephone products. The Company believes that the intellectual property has value and is an important component in the business plan of the Company. The Company is not aware of any facts that could negatively impact our continuing use of any of our intellectual property. In accordance with the accounting principles generally accepted in the United States (GAAP), our balance sheets only include the cost of acquired intellectual property.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs to carry out its business plan. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing its business plan. There is no assurance, however, that without funds it will ultimately allow the Company to compete.

The Company's audit opinion contains "going concern" language. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company is a startup business with no revenues, a working capital deficit of $187,290 and an accumulated deficit of $577,590. The effect of such conditions could easily be to cause the Company's bankruptcy, even when there are no assets to liquidate in Bankruptcy.

RECENT DEVELOPMENTS

Issuance of Shares to Purchase Business Assets

In October 2004 the Company purchased certain business assets, including inventory and intellectual property associated with low cost cellular phones, owned by the Filippo Guani Revocable Trust (the "Trust"). In exchange for these assets the Company issued 3,000,000 shares of its common stock to the Trust at closing. In addition to these shares the agreement called for an additional 1,500,000 common shares to be issued if, on or before June 1, 2005, the Trust delivered all of the assets that Azonic did not receive at closing. As of June 29, 2005 the Trust was in default and the Company's obligation to issue any additional shares had expired. Based on the agreement the Trust is entitled to receive an earn-out payment of up to $3 million based on the company's future operating profits. As of June 29, 2005 none of this earn-out payment has been earned or paid.

Strategic Partnership with Wireless Age Communications, Inc.

On August 30, 2004 the Company announced that Wireless Age Communications, Inc. had entered into a strategic partnership with the Company to develop and market disposable cellular phones. Under the terms of this agreement, Wireless Age agreed to acquire 4,460,000 common shares of Azonic from Infinity Capital Group, Inc. In addition, the Company entered into three 2 year management services contracts for the services of certain individuals of Wireless Age and Nibiru Capital Management to provided management services to the Company.

Strategic Partnership with CustomQuest Inc.

On March 10, 2005 the Company announced that it had entered into a Product Strategic Alliance Agreement with CustomQuest Inc. of Cincinnati, Ohio. Under the terms of the agreement, Azonic and Custom Quest Inc. agreed to form a strategic alliance to collaborate in the development, manufacturing, packaging, distribution and marketing of the analog version of the low cost disposable cellular phone.

Name Change

In May the Company announced that it intends to change its name to Midland International Corporation ("Midland").

The Company has made the necessary filings with the United States Securities and Exchange Commission to effect the name change. The name change is being done to better reflect a future direction of the Company. Midland is a well recognized wireless communications products tradename in the North American telecommunications sector. The Company's trading symbol will also change once the process is complete. The name change is expected to be effective during July 2005.

ITEM 2 - DESCRIPTION OF PROPERTY

The executive offices of the Company are located at 765 15th Sideroad, King City, Ontario, Canada L7B 1K5 (tel. 905-773-1987, fax 905-773-1241) at the
premises of Wireless Age Communications, Inc., a stockholder of the Company and a company with similar officers and management. The Company does not pay rent for the use of these facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is unaware of any material pending legal proceedings to which the Company is a party or of which any of its property is subject. The Company's management is not aware of any threatened proceedings by any person, organization or governmental authority.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      (a) During the fiscal year ended March 31, 2005, the Common Shares were quoted under symbol "AZOI" on both the Pink Sheets operated by the National Quotation Bureau and on the OTC Bulletin Board.

2003 FISCAL YEAR (4/1/03 TO 3/31/04)
                                             High                  Low
1st Quarter (4/1/03-6/30/03)                  .95                  .95
2nd Quarter (7/1/03-9/30/03)                 1.00                 1.00
3rd Quarter (10/1/03-12/31/03)               1.00                 1.00
4th Quarter (1/1/04-3/31/04)                 2.00                  .50

2004 FISCAL YEAR (4/1/04 TO 3/31/05)
                                             High                   Low
1st Quarter (4/1/04-6/30/04)                  *                      *
2nd Quarter (7/1/04-9/30/04)                  *                      *
3rd Quarter (10/1/04-12/31/04)               1.45                    .75
4th Quarter (1/1/05-3/31/05)                  .9                     .5

* No reliable quotes are available due to inactivity in the Pink Sheets and the OTC Bulletin Board. During the portion of the 2nd Quarter from July 13, 2004 until September 30, 2004, the low was .25 and the high was 1.9.

      There is currently only a limited public market for Azonic's common stock on the Pink Sheets and the OTC Bulletin Board, and no assurance can be given that such a market will develop or that a stockholder will ever be able to liquidate his investment without considerable delay, if at all. If such a market should develop, the price may be highly volatile. Unless and until Azonic's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

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

      (b) As of March 31, 2005, there were 95 stockholders of record of the Registrant's common stock, including 48 beneficial holders.

      (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

      (d) There are currently no securities authorized for issuance by the Company under any equity compensation plans.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ.

RESULTS OF OPERATION

Overview

The Company obtained certain business assets during the third quarter of fiscal 2005 associated with a low cost cellular phone. Since that point in time management has been in the process of assembling the necessary business partners to launch the business. The necessary business partners include manufacturing, air time providers, marketing, financing and distribution entities. Management believes that the process of targeting the partners is largely complete. However, at this stage definitive terms and conditions to all necessary partnerships are not yet complete. There can be no assurance that management will in fact be successful in negotiating favorable business terms and conditions.

TWELVE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004

The Company had no revenues in the periods ended March 31, 2005 and 2004.

The Company incurred Office and general expenses of $111,654 in fiscal 2005 compared to $18,886 in fiscal 2004. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $268,000 in fiscal 2005 compared to $0 in fiscal 2004. Management fees consisted of $130,000 paid to Simmonds Mercantile and Management Inc. (a related party due to certain common directors and stockholders) for the services of John Simmonds, the Company's CEO, Gary Hokkanen, the Company's CFO and Carrie Weiler, the Company's Corporate Secretary, and other non executive personnel, $120,000 paid to Wireless Age Communications, Inc. also a related party due to certain common officers, directors and ownership, for the services of David MacKinnon, the Company's CTO and James Hardy, the Company's COO, and other managerial level accounting and finance personnel, and $18,000 paid to David Smardon, Chairman of the Board of Directors, for strategic consulting services.

The Company also incurred professional and consulting fees to related parties of $178,750 in fiscal 2005 compared to $0 in fiscal 2004. Professional and consulting fees consisted of services provided for investor relations paid with 78,000 shares of the Company's common stock valued at $60,000, $20,000 of which has been expensed in the current year, technology development costs associated with a new application of the low-cost cell phone in the gaming marketplace, paid with 650,000 shares of the Company's common stock, valued at $130,000 of which $33,333 has been expensed in the current year, legal and accounting fees totaling $28,580 and consulting fees of $96,837.

The loss on operations was ($558,404) in fiscal 2005 compared to ($18,886) in fiscal 2004. Loss per share was ($0.02) in 2005 compared to $0.00 in 2004.

Management expects the operating losses to continue until all necessary business partners are assembled and commercially reasonable terms have been negotiated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Intangibles, Goodwill and Other Assets

The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Effective October 1, 2004, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

Fair Value of Financial Instruments

The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, obligations under capital lease and due to and from related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

FINANCIAL CONDITION

Total assets of the Company increased from $7,500 at March 31, 2004 to $194,452 at March 31, 2005. The increase in total assets during the year ended March 31, 2005 is primarily the result of the acquisition of intangible assets associated with the low cost cellular phone business plan.

Capital assets, net of accumulated depreciation increased from $0 at March 31, 2004 to $25,000 at March 31, 2005. The increase is the result of the acquisition of a mold.

Intangible assets totaling $30,003 acquired during the year were carried on the balance sheet at March 31, 2005. These intangible assets include patents, licenses and other assets.

Total liabilities of the Company increased from $26,386 at March 31, 2004 to $326,739 at March 31, 2005. The increase is the result of borrowings from related parties. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves.

The stockholders' equity decreased from ($18,886) at March 31, 2004 to ($132,287) at March 31, 2005. The decrease is attributable to a net increase in common stock, additional paid-in capital and other comprehensive income offset by the loss for the year. Common stock, and additional paid-in capital increased by $445,003. (See Statement of Stockholders' Equity contained in the financial statements).

The Company's accumulated deficit increased from ($19,186) at March 31, 2004 to ($577,590) at March 31, 2005 as a result of the ($558,404) loss for the year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had a working capital deficit of $187,290. The Company had cash balances of $48,282 at March 31, 2005 arising from equity private placements completed. The Company also expects to realize on its current inventory to assist in the settlement of liabilities as they come due. However the Company is largely reliant upon the ability of the Company to arrange equity private placements or alternatively advances from related parties to pay any expenses incurred. In addition to normal accounts payable of $70,131 the Company also owes related companies $256,608. Its only source for capital could be sale or licensing of the patents held by the Company, loans, or private placements of common stock.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at March 31, 2005.

Plan of Operations and Need for Additional Funding

The current cash resources are insufficient support the business over the next 12 months and the Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business operations whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding. Management has taken steps to begin sourcing the necessary funding to begin to execute the business plan.

The Company estimates it will require approximately $500,000 to cover legal, accounting, transfer, consulting, management fees and the miscellaneous costs of being a reporting company in the next fiscal year. In addition, management estimates that approximately $2,500,000 will be required for manufacturing of the cell phone and deposits required with air time service providers.

The Company does not intend to pursue or fund any research or development activities during the coming year.

The Company does not intend to add any additional part-time or full-time employees until the activities of the Company can support it. It may become necessary for the Company to hire a sales person or sales staff in the near future.

The business plan of the Company does call on the Company to not make any large capital expenditures in the coming year.

Going concern qualification: The Company has incurred significant losses from operations for the year ended March 31, 2005, and such losses are expected to continue. In addition, the Company has a working capital deficit of $187,290 and an accumulated deficit of $577,590. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company does not have any contractual debt obligations and or any other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The Company is obligated to pay $40,000 monthly management fee to a related party for management services and $3,000 per month to the Chairman of the Board for strategic consulting services. The Company shares its premises located at 765 15th Sideroad, King City,

Ontario, Canada L7B 1K5, with Wireless Age Communications, Inc. a stockholder of the Company and a company with common officers and management. The Company pays no rent for the premises.

ITEM 7 - FINANCIAL STATEMENTS

                               AZONIC CORPORATION

                              FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                             (Stated in US Dollars)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Azonic Corporation

We have audited the accompanying balance sheet of Azonic Corporation (a development stage company), as of March 31, 2005 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Azonic Corporation (a development stage company) for the period from May 1, 1996 (Date of Inception) to March 31, 2004 were audited by other auditors whose report dated May 3, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States) auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azonic Corporation (a development stage company) at March 31, 2005, and the results of its operations and its cash flows for the year ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2005 the Company had a working capital deficit of $187,290 and an accumulated deficit of $577,590. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg & Company, LLP

Rochester, NY
June 24, 2005

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 March 31, 2005
                             (Stated in US dollars)
--------------------------------------------------------------------------------

                                      ASSETS

                                                                         2005
                                                                         ----
Current assets
     Cash and cash equivalents                                        $  48,282
     Inventories                                                         49,500
     Prepaid expenses and deposits                                       41,667
                                                                      ---------
Total current assets                                                    139,449

Tool and molds, at cost, net of accumulated depreciation of $0           25,000
Intangible assets (Note 2)                                               30,003
                                                                      ---------

Total assets                                                          $ 194,452
                                                                      =========

                                   LIABILITIES

Current liabilities
     Accounts payable and accrued liabilities                         $  70,131
     Due to related parties (Note 4)                                    256,608
                                                                      ---------
Total current liabilities                                               326,739
                                                                      ---------

                                  STOCKHOLDERS'
DEFICIENCY
     Preferred stock, $0.001 par value; 5,000,000
      shares authorized, no shares issued and outstanding                    --
     Common stock, $.001 par value; 50,000,000 shares
      authorized, 28,978,000 shares issued and outstanding (Note 5)      28,978
     Additional paid-in capital                                         416,325
     Accumulated deficit                                               (577,590)
                                                                      ---------
Total stockholders' deficiency                                         (132,287)
                                                                      ---------

Total liabilities and stockholders' deficiency                        $ 194,452
                                                                      =========

    The accompanying notes are an integral part of these financial statements

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
           For the years ended March 31, 2005 and 2004 and the period from May 1, 1996 (Date of Inception) to March 31, 2005
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                                   Year          May 1, 1996
                                               Year Ended       Ended March     (Inception) to
                                             March 31, 2005      31, 2004       March 31, 2005
                                             --------------    --------------   --------------
Revenues                                     $           --    $           --   $           --

Selling and administrative costs
     Management fees                                268,000                --          268,000
     Office and general                             111,654            18,886          130,790
     Professional and consulting fees               178,750                --          178,750
     Amortization                                        --                --               50
                                             --------------    --------------   --------------

Total costs and expenses                            558,404            18,886          577,590
                                             --------------    --------------   --------------

Net loss before income taxes                       (558,404)          (18,886)        (577,590)

Provision for income taxes (Note 3)                      --                --               --
                                             --------------    --------------   --------------

Net loss                                     $     (558,404)   $      (18,886)  $     (577,590)

                                             ==============    ==============   ==============

Loss per share of common stock - Basic and
Diluted                                      $        (0.02)   $        (0.00)  $        (0.03)
                                             ==============    ==============   ==============

Weighted average number of common
shares outstanding - Basic and Diluted           25,081,967        24,000,000       16,772,632
                                             ==============    ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                Statement of Changes in Stockholders' Deficiency
                   Period from May 1, 1996 to March 31, 2005

                                        Common stock
                                  ------------------------
                                                              Additional    Accumulated
                                                Par Value     Paid - In   (Deficit) from
                                    Shares        Amount       Capital       Inception        Total
                                  ----------    ----------    ----------  --------------    ----------
Balance, May 1, 1996                      --    $       --    $       --     $       --     $       --
                                  ----------    ----------    ----------     ----------     ----------
Issuance of common stock          24,000,000        24,000       (23,700)            --            300
Net loss from inception to
March 31, 2003                            --            --            --           (300)          (300)
                                  ----------    ----------    ----------     ----------     ----------

Balance, March 31, 2003           24,000,000    $   24,000    $  (23,700)    $     (300)    $       --

Net loss for year ended
March 31, 2004                            --            --            --        (18,886)       (18,886)
                                  ----------    ----------    ----------     ----------     ----------
Balance, March 31, 2004           24,000,000    $   24,000    $  (23,700)    $  (19,186)    $  (18,886)

Exchange of debt for equity               --            --        30,500             --         30,500

Issuance of common stock to
purchase assets                    3,000,000         3,000        71,503             --         74,503

Issuance of common stock for
consulting services                   78,000            78        59,922             --         60,000

Issuance of common stock
pursuant to private placements     1,250,000         1,250       213,750             --        215,000

Common stock issued for
consulting services provided         650,000           650        64,350             --         65,000

Net loss for year ended
March 31, 2005                            --            --            --       (558,404)      (558,404)
                                  ----------    ----------    ----------     ----------     ----------
Balance, March 31, 2005           28,978,000    $   28,978    $  416,325     $ (577,590)    $ (132,287)
                                  ==========    ==========    ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                               AZONIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
              For the years ended March 31, 2005 and 2004 and from
                May 1, 1996 (Date of Inception) to March 31, 2005
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                                                         May 1, 1996
                                                       For the year     For the year     (Inception)
                                                       ended March      ended March      to March 31,
                                                         31, 2005         31, 2004           2005
                                                       ------------     ------------     ------------
Operating activities
     Net (loss)                                        $   (558,404)    $    (18,886)    $   (577,590)
     Adjustments to reconcile net (loss) to net
     cash(used) by operating activities:
           Amortization                                          --               --               50
        Issuance of common stock for services                53,333               --           53,583
     Changes in operating assets and liabilities:
         Increase (decrease) in accounts payable             68,847            1,284           70,131
                                                       ------------     ------------     ------------
Net cash provided by (used in) operating activities        (436,224)         (17,602)        (453,826)
                                                       ------------     ------------     ------------

Financing activities
     Proceeds from private placements                       215,000               --          215,000
      Increase in due to related parties                    262,006           25,102          287,108
                                                       ------------     ------------     ------------
Net cash provided by (used in) financing activities         477,006           25,102          502,108
                                                       ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents             40,782            7,500           48,282

Cash and cash equivalents, beginning of year                  7,500               --               --
                                                       ------------     ------------     ------------

Cash and cash equivalents, end of year                 $     48,282     $      7,500     $     48,282
                                                       ============     ============     ============

Supplemental Disclosures of Cash Flow Information:

                                                                                         May 1, 1996
                                                       For the year     For the year     (Inception)
                                                       ended March      ended March      to March 31,
                                                         31, 2005         31, 2004            2005
                                                       ------------     ------------     ------------
Cash paid during the year for:

     Interest                                          $         --     $         --     $         --
      Income taxes                                               --               --               --
                                                       ------------     ------------     ------------
                                                       $         --     $         --     $         --

Non-cash investing activities:

Stock issued in exchange for consulting services             60,000     $         --     $     60,000

Stock issued in exchange for asset acquisition               74,503               --           74,503

Stock issued in exchange for technology development          65,000               --           65,000
                                                       ------------     ------------     ------------

Total non-cash investing activities                    $    199,503     $         --     $    199,503

    The accompanying notes are an integral part of these financial statements

                               AZONIC CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2005 and 2004 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2005
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

Note 1 - Description of Business and Basis of Presentation

Going concern basis of presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $194,452, has a working capital deficit of $187,290 and a deficit of $577,590 at March 31, 2005. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

For part of the year ended March 31, 2005, the Company's operations were funded by Wireless Age Communications, Inc., ("Wireless Age") a shareholder of the Company with common management. Although the amounts due to Wireless Age are reflected as current liabilities there are no specific repayment terms. In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

Description of business

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

The Company was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was re-domiciled in the State of Nevada by merging into its wholly owned subsidiary, Azonic Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

Note 2 - Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

                               AZONIC CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2005 and 2004 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2005
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

Cash and cash equivalents

Cash and cash equivalents include time deposit, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federal insured amounts.

Tools and molds

Tools and molds are recorded at cost less accumulated depreciation. Depreciation is provided over estimated useful life of the assets using the following annual rates:

              Tools and molds                             $1 per use

Tools and molds are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates the net realizable value of inventory on hand considering deterioration, obsolescence, replacement costs and other pertinent factors, and records adjustments as necessary.

Intangible assets, goodwill and other assets

The Company follows SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives. The adoption of SFAS No. 142 did not impact the results of operations or financial position because the Company had no goodwill or indefinite-lived intangible assets at the date of adoption.

Research and development

Research and development costs, other than certain software development costs disclosed below, are expensed as incurred.

Software Development Costs

Software development costs meeting revocability tests are capitalized, under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides greater amortization in a particular period. The Company capitalized $30,000 of development costs in 2005 and $0 of development costs in 2004. The Company amortized $0 of development costs in 2005 and 2004. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cashflow derived from the capitalized software is less than its carrying value. No charges for impairment were required in 2004 or 2005.

                               AZONIC CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2005 and 2004 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2005
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

Development stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its products. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises," issued by FASB.

The Company was substantially inactive from May 1, 1996 through September 30, 2004. Activities began on or about October 1, 2004.

Fair value of financial instruments

The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt and due to and from related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

Loss per common share

The Company reports loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants, which are convertible to common shares. Diluted loss per share is not presented as results would be "anti-dilutive".

Recently issued accounting standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2007. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value

                               AZONIC CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2005 and 2004 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2005
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its financial statements.

Note 3 - Income Taxes

The provision for income taxes has the following components.

                                              2005             2004
                                              ----             ----
Current income taxes                           --               --
Deferred income taxes                          --               --
                                         ------------------------------
                                               --               --

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                              2005              2004
                                              ----              ----
Deferred tax assets (liabilities)
    Net operating loss carryforwards         202,000           7,000
    Valuation allowance                     (202,000)         (7,000)
                                         --------------------------------
Net deferred tax assets (liability)            --                --

At March 31, 2005 the Company has net operating loss carryforwards of $577,000. If not used, the carryforwards will expire as follows:

                    2024                19,000
                    2025               558,000
                                     ---------
                                       577,000
                                     =========

Note 4 - Related Party Transactions

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

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties. At March 31, 2005, net payables to related parties amounted to $256,608. Related parties of the Company include entities under common management.

The Company's corporate offices have been relocated to the offices of Wireless Age, a shareholder of the Company and a company with common officers and common management. The Company is obligated to pay $120,000 ($20,000 per month) for management services to Wireless Age and $130,000 ($5,000 per month for August and September 2004 and $20,000 per month for October 2004 through March 2005) to Simmonds Mercantile and Management Inc. ("Simmonds Mercantile") for executive level management services. Certain shareholders of Simmonds Mercantile are also shareholders of the Company.

                               AZONIC CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2005 and 2004 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2005
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

During the year ended March 31, 2005, the Company paid $18,000 ($3,000 per month) for consulting services provided by David Smardon who is a shareholder and Chairman of the Company's board of directors.

At March 31, 2005, the amounts due to related parties were:

            Wireless Age Communications, Inc. including
             wholly owned subsidiaries                     $231,969
            Infinity Capital Capital Group, Inc.             24,639
                                                           --------
                                                           $256,608
                                                           --------

Note 5 - Shareholders' Equity

Preferred stock

No shares of the Company's preferred stock have been issued as of March 31, 2005. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions at a date in the future.

Common stock

The Company has the authority to issue 50,000,000 shares of common stock, par value $.001 per share. The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

As of March 31, 2005, there were 28,978,000 shares of common stock issued and outstanding.

During fiscal 2005, the Company issued 3,000,000 shares of its common stock in exchange for the business assets valued at 74,503.

Also during 2005, the Company issued 78,000 shares of its common stock in exchange for a 12 month stock researching service contract valued at $60,000. At March 31, 2005, $20,000 of this balance has been expensed and $40,000 remained recorded in prepaid expenses.

Also during 2005, the Company raised $125,000 by issuing 1,250,000 shares of its common stock for $0.10 per share.

During March the Company received $90,000 under a private placement of 900,000 shares of its common stock ($0.10 per share). Such share certificates were not issued as at March 31, 2005 and accordingly the amount was recorded as additional paid in capital.

Also during 2005, the Company agreed to issue 1,300,000 shares of its common stock in exchange for the development of certain technology valued at $30,000 and a 12 month support and service contract valued at $100,000. As at March 31, 2005 the Company had issued 650,000 shares of its common stock with respect to this agreement. The development costs have been recorded as intangible assets at $30,000 on the balance sheet. At March 31, 2005, $33,333 of the 12 month support and service contract has been expensed and $66,667 remained recorded in prepaid expenses. There remains 650,000 shares to be issued under this contract and a credit of $65,000 was recorded in prepaid expenses.

                               AZONIC CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2005 and 2004 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2005
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

Note 6 - Commitments and Contingencies

The Company has no lease commitments.

Consulting and Management Services Agreements:

On October 1, 2004, the Company entered into a 2 year consulting agreement with a shareholder pursuant to which he would provide consulting services to the Company for a monthly fee of $3,000. On October 1, 2004, the Company also entered into a 2 year management services agreement with Wireless Age under which general management, financial accounting and technical management services would be provided to the Company by Wireless Age for a monthly fee of $20,000 per month. And lastly, (also on October 1, 2004), the Company contracted with Simmonds Mercantile for executive management services to be provided to the Company over a 2 year term for a monthly fee of $20,000 per month.

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

Effective May 9, 2005, the Company dismissed Larry O'Donnell, CPA, PC as auditor of record.

Effective on May 9, 2005, the Company engaged Rotenberg & Co. LLP to audit the Company's financial statements. Prior to its engagement, the Company had not consulted with Rotenberg & Co LLP with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed;
(ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K.

The Board of Directors of the Company approved the change in accountants described herein.

ITEM 8A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management has concluded that the disclosure controls and procedures are effective at the reasonable assurance level as of the date of this report and that the system is operating in an effective way to ensure appropriate and timely disclosure.

The term "disclosure controls and procedures" means controls and other procedures of this Company that are designed to ensure that information required to be disclosed by this Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq.) (the "Act") is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by this Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2005, and which information is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2005, and which information is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2005, and which information is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2005, and which information is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.       Description
-----------       -----------

Exhibit 3.1 Certificate of incorporation, incorporated by reference to the exhibits of the Company's Form 10SB-12G filed with the Commission on December 1, 1999.

Exhibit 3.2 Bylaws as currently in effect, incorporated by reference to the exhibits of the Company's Form 10SB-12G filed with the Commission on December 1, 1999.

Exhibit 10.1 Agreement with the Filippo Guani Revocable Trust dated August 26, 2004, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on September 3, 2004.

Exhibit 10.2 Management Services Agreement by and between the Company and Wireless Age Communications, Inc., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on October 15, 2004.

Exhibit 10.3 Management Services Agreement by and between the Company and Simmonds Mercantile and Management Inc., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on October 15, 2004.

Exhibit 10.4 Consulting Agreement by and between the Company and David Smardon, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on October 15, 2004.

Exhibit 10.5 Product Strategic Alliance Agreement between the Company and CustomQuest Inc.

Exhibit 16.1 Letter from Larry O'Donnell CPA, P.C. re resignation as certifying accountant, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on May 9, 2005.

Exhibit 31.1      Section 302 Certification of the Chief Executive Officer.

Exhibit 31.2      Section 302 Certification of the Chief Financial Officer.

Exhibit 32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 99.1 Press Release regarding Agreement with the Filippo Guani Revocable Trust, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on September 3, 2004.

Exhibit 99.2 Press Release Dated October 13, 2004 regarding Closing of the Asset Sale Agreement, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on October 15, 2004.

Exhibit 99.3      Press Release Dated October 14, 2004 regarding
                  Appointment of Officers and Directors, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on October 15, 2004.

Exhibit 99.4 Press Release Dated August 30, 2004 regarding the Company entering into a strategic partnership with Wireless Age Communications, Inc. incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on October 15, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2005, and which information is incorporated herein by reference.

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 29, 2005
                               AZONIC CORPORATION

                           By: /s/ John Simmonds
                               -------------------------------------------
                                   John G. Simmonds, CEO

                  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                          Title                       Date
           ----                          -----                       ----

/s/ John Simmonds                                               June 29, 2005
------------------------
     John G. Simmonds                CEO/Director
                            (principal executive officer)

/s/ David Smardon                                               June 29, 2005
------------------------
     David Smardon                     Chairman

/s/ Kenneth Adelberg                                            June 29, 2005
------------------------
     Kenneth J. Adelberg               Director

/s/ Ralph Hadley                                                June 29, 2005
------------------------
     Ralph V. Hadley III               Director

/s/ Gregory Laborde                                             June 29, 2005
------------------------
     Gregory Laborde                   Director

/s/ Italo Cerra                                                 June 29, 2005
------------------------
     Italo Cerra                       Director

/s/ Gary Hokkanen                                               June 29, 2005
------------------------
     Gary N. Hokkanen                    CFO
                            (principal accounting officer)