Form 10KSB/A
period 2004-12-31
AZONIC CORP
filed 2005-07-29
CIK 1099561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________to____________

                           Commission File No. 0-28315

                        Midland International Corporation
               (Exact name of registrant as specified in charter)

                               Azonic Corporation.
                          (Former name, if applicable)

            Nevada                                  84-1517404
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                765 15th Sideroad
                       King City, Ontario, Canada, L7B 1K5
                    (Address of Principal Executive Offices)

Registrant's Telephone No. incl. area code:                     905-773-1987

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                par value $0.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |__|.

The issuer's revenues for the fiscal year ended March 31, 2005 were $0.

Based on the closing price on July 28, 2005 of $0.41 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $4,750,000.

As of July 28, 2005, the number of shares outstanding of the registrant's Common Stock was 30,478,000 shares.

Indicate by check mark whether the Company is using the Transitional Small Business Disclosure Format. Yes |_| No |X|

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

Explanatory Note: This amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of Midland International Corporation (the "Company") for the fiscal year ended March 31, 2005 (the "Original Filing"), which was filed with the Securities and Exchange Commission ("SEC") on June 29, 2005, is being filed to amend Part III, to include the information contained herein.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The Company's current directors are John G. Simmonds, Kenneth Adelberg, David Smardon, Gregory Laborde, Ralph V. Hadley III and Italo Cerra. Their terms expire upon the election and qualification of their successors.

      The following table sets forth the names, ages and positions of the directors of the Company:

Name                                           Age         Position
----                                           ---         --------
David Smardon                                   51         Chairman of the Board
John G. Simmonds                                54         Director
Kenneth Adelberg                                52         Director
Ralph V. Hadley, III                            62         Director
Gregory Laborde                                 40         Director
Italo Cerra                                     52         Director

Biographical Information Regarding Directors

David Smardon, Chairman of the Board. Mr. Smardon, is a seasoned executive with a background in establishing, growing, and financing technology-based companies. Mr. Smardon is currently CEO and Managing Partner of Nibiru Capital Management Limited, which owns 4,460,000 shares of the Registrant's common stock. Since 1991, Mr. Smardon has been involved in several turnarounds and re-financings of Canadian technology companies where he has raised additional capital and assisted in operational restructuring. In 1997, he was chosen to spearhead the establishment of a government sponsored Internet portal called Innovator's Alliance. As interim CEO, Mr. Smardon attracted over $2 million in corporate sponsors for the non-profit organization and helped recruit a membership base of 125 CEOs before turning the reigns over to a full-time Managing Director. Through the 1990s, Mr. Smardon established and expanded the Nibiru group of companies including Nibiru Tactical Corporation, Nibiru Investments and Nibiru Capital Management Limited. These entities provide investment capital and hands-on operational management to high growth technology companies. In addition they provide advisory, due diligence and investment syndication services to the institutional investment communities. In 1993, he orchestrated the creation and became CEO of Commcorp Technologies Inc., a private spin-off company, providing technology outsourcing, servicing the financial and banking communities. After building a profitable enterprise with over $9 million in annual revenues, the company was sold to a strategic customer. From 1986 through 1990 Mr. Smardon headed up the Canadian arm of Apple Computer's venture capital group, as Vice President, Strategic Investments, where he invested in 35 Canadian companies, including some of Canada's premier technology start-ups. In 1984, Mr. Smardon began a career as an entrepreneur establishing and becoming President of Learning Connections, an educational software company. He built the company to $7 million in annual revenues before selling it to a strategic corporate partner. Mr. Smardon has been an active member of the following associations:
Canadian Advanced Technology Alliance, Turnaround Management Association, the Toronto Venture Group, Golden Horseshoe Venture Forum and Canadian Venture Capital Association. Mr. Smardon was integral in the establishment and management of the Renaissance Community Investments Program, a not-for-profit investment agency.. Mr. Smardon currently sits on the boards of a number of private technology companies including Companion Technologies, Objective Edge Inc., Astrokeys Inc., Nibiru Capital Management Ltd., Nibiru Tactical Corp. and Nibiru Investments Inc. Mr. Smardon graduated from the University of Toronto, in 1976 with a Bachelor of Arts degree in Economics.

John G. Simmonds, Director and CEO. Mr. Simmonds has served as a Director and Chief Executive Officer of the Company since September 2004. Mr. Simmonds has also been CEO and Chairman of the Board of Directors of Wireless Age Communications, Inc. since March 13, 2003. Mr. Simmonds has served on the Board of Minacs Worldwide Inc. since June 2005. Mr. Simmonds has 35 years of experience in the communications sector. He has extensive experience in building teams, operating systems, and distribution networks. Mr. Simmonds has particular experience with developing distribution networks for Midland TM LMR products worldwide, an asset now owned by Wireless Age Communications, Inc., through its wholly owned subsidiary, Prime Wireless Corporation. Mr. Simmonds was integral in developing the Midland TM brand worldwide following an initial product launch in Canada during the late 1970's through his family business A.C. Simmonds & Sons Ltd. and later followed by the successful acquisition of Midland International Corporation from Western Auto, a subsidiary of Sears, in 1993. Wireless Age Communications, Inc. intends to align itself with Midland International Corporation for purposes of, among other things, marketing, distribution and management assistance. In addition, since 1998, Mr. Simmonds has served as the Chief Executive Officer, Chairman and Director of TrackPower (OTCBB: TPWR). TrackPower is a corporation whose current business plan and activities are designed around the equine racing and wagering industries. Mr. Simmonds has also been involved with several other companies. Mr. Simmonds served as Chief Executive Officer, Chairman and Director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. and resigned in June of 2004. In 1991, Mr. Simmonds founded Simmonds Capital Limited (formerly Simmonds Communications Limited) a merchant banking company with an active role in certain strategic investments. Simmonds Capital was a Toronto Stock Exchange listed company. In the communications and wireless businesses Mr. Simmonds held various executive and board positions: Glenayre Technologies, Inc. (NasdaqNM: GEMS:), where he served as director from 1987-1989 and again in 1991; Midland USA/Canada, where he served as CEO from 1993 to 1996; INTEK Global Corporation (formerly Intek Diversified Corp.), IDCC, a Nasdaq-listed (small cap company) where he served as Director and Chief Executive Officer from 1994 to 1996 and continued to serve as a director until 1998. In 1989, Mr. Simmonds purchased the first of many golf courses, Cherry Downs, a private 18-hole golf course located just north of Toronto, Canada. Cherry Downs was later sold into a public company, which became Clublink Corporation (TO: LNK) and today is the largest golf course operation in Canada.

Kenneth J. Adelberg, Director. Mr. Adelberg has been one of the Company's directors since 2003. Mr. Adelberg has served as President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania, since 1987. Mr. Adelberg was a founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg is a founding stockholder and director of Republic Bank, Philadelphia, Pennsylvania, a publicly-traded bank which has been in operation since 1989. Mr. Adelberg is also a director of Trackpower, Inc. Mr. Adelberg holds Bachelor of Science degrees in Biophysics and Physiological Psychology from Pennsylvania State University and attended the MBA program at Drexel University, Philadelphia, Pennsylvania. Mr. Adelberg serves as a member of the Board of Directors' Audit and Compensation Committees.

Ralph V. (Terry) Hadley, III, Director. Mr. Hadley is currently and has been the Managing Partner of Swan & Hadley, P.A., a law firm based in Winter Park, Florida, since prior to 1994. Mr. Hadley is the nominee of the Filippo Guani Revocable Trust, which is entitled to nominate one member of the Registrant's Board of Directors pursuant to an Asset Sale Agreement with the Registrant dated August 26, 2004. The Trust currently owns 3.000,000 shares of the Regiatrant's common stock and is eligible to receive up to an additional 1,500,000 shares of the Registrant's common stock and an earn out payment of up to $3,000,000 as disclosed under Item 2.01 of this From 8-K. Mr. Hadley received his Bachelor of Science degree from the University of Florida in 1965 and his law degree from the University of Florida College of Law in 1968.

Gregory Laborde, Director. Mr. Laborde has over 18 years experience on Wall Street in the areas of investment banking, trading, sales and financial consulting. From 1986 to 1997, Mr. Laborde worked in corporate finance at a number of prestigious NYC based investment banks, including: Drexel Burnham Lambert, Lehman Brothers, Gruntal & Co., and Whale Securities. During his Wall Street tenure, Mr. Laborde was involved in over 20 public and private financing transactions totaling in excess of 100 million dollars. In 1999 he founded and took public Origin Investment Group., a business development company that was involved in investing in IT related businesses. While serving as Chairman & CEO, Mr. Laborde was responsible for providing approximately 3 million in direct equity investments, a 10 million equity credit line, as well as successfully negotiating definitive agreements to acquire several private businesses. Mr. Laborde is currently the Chairman of GHL Group, Ltd., a firm that provides capital formation and mergers and acquisition services to select publicly traded companies or rapidly expanding private businesses seeking to go public. Mr. Laborde currently serves as the President & CEO of Satellite Organizing Solutions, Inc. (SOZG: Pink Sheets), and is the former President & CEO of Azonic Corporation (AZOI:OTCBB), a manufacturer of low cost disposable wireless devices, and has been President, CEO and Director of Infinity Capital Group since inception. Mr. Laborde holds a Bachelor of Science degree in Engineering from Lafayette College.

Italo Cerra, Director. Mr. Cerra is a seasoned financial executive with diverse experience in public and private sector companies. Mr. Cerra brings over 25 years experience in working with technology enterprises. His years in the technology sector have provided particular financial expertise in R & D financing programs, transitions from private to public company status, debt and equity financing, and operational reporting and controls. After qualifying as a Chartered Accountant, Mr. Cerra spent 10 years with Deloitte and Touche in their audit practice. He then joined the telecommunications industry, as VP Finance with Teltone Limited, a large North American telecommunications corporation. Since that time Mr. Cerra has held executive level responsibilities including Controller, VP Finance, Director of Finance and CFO at a variety technology-based enterprises. In 1995, Mr. Cerra orchestrated the Management Buy-Out and became the CFO and Partner in a leading service provider company. After five years of profitability, he subsequently arranged for the company to be acquired. Mr. Cerra is currently involved in raising investment capital for emerging high-growth businesses and in providing advice and counsel to high-net-worth investors

Board and Committee Meetings

      Information concerning the two Committees maintained by the Board of Directors is set forth below.

      The Board held six meetings during the 2005 fiscal year. No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he served as a committee member.

      The audit and compensation committees are the standing committees of the Board. The fiscal year 2005 and 2006 committees are comprised as follows:

           2005 Audit Committee               2005 Compensation Committee

           David Smardon (Chair)              Kenneth Adelberg (Chair)
           Kenneth Adelberg                   David Smardon
           Ralph V. Hadley, III               Ralph V. Hadley, III
           Gregory Laborde                    Gregory Laborde

           The current committees are comprised as follows:

           2006 Audit Committee               2006 Compensation Committee

           David Smardon (Chair)              Kenneth Adelberg (Chair)
           Kenneth Adelberg                   David Smardon
           Ralph V. Hadley, III               Ralph V. Hadley, III
           Gregory Laborde                    Gregory Laborde

      The audit committee of the Board (the "Audit Committee") held four meetings during fiscal 2005. The Audit Committee, among other things, recommends the Company's independent auditors, reviews the Company's financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

      The Audit Committee acts under a written charter adopted and approved by the Board. The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the Board and as "independent" is defined under current standards of the American Stock Exchange (including the heightened independence requirements of audit committee members), these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

      The compensation committee of the Board (the "Compensation Committee") held no meetings during the 2005 fiscal year. The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

Board of Directors Independence

      The Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of American Stock Exchange Company Guide, Part I Section 121, and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members' current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that five of its current six members are "independent" as defined by American Stock Exchange Company Guide, Part I Section 121, all applicable rules and regulations of the SEC, and for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. These directors are Messrs. David Smardon, Kenneth Adelberg, Ralph V. Hadley, III, Gregory Laborde and Italo Cerra. Independent members of our Board of Directors meet in executive session without management present, and are scheduled to do so at least two times per year. The Board of Directors has designated Mr. Smardon as the presiding director for these meetings.

Shareholder Communications

      The Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to the Secretary of the Company at the Company' principal offices as set forth on the cover page to this Amendment to the Annual Report on Form 10-KSB. The mailing envelope must contain a clear notation indicating that the enclosed letter is a "stockholder-board communication" or "stockholder director-specific" communication." All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

      The Audit Committee assists the Board in fulfilling its responsibility for oversight of the internal control, accounting, auditing and financial reporting practices of the Company. Specific responsibilities of the Audit Committee include:

      o reviewing and discussing the audited financial statements with management;

      o discussing with the Company's independent auditors information relating to the auditors' judgments about the quality of the Company's accounting policies and financial reporting practices;

      o recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-KSB; and

      o overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors' services and activities.

      The Committee regularly meets with management to consider the adequacy of the Company's internal controls and the integrity of it financial reporting. The Committee discusses these matters with the Company's independent auditors and with appropriate Company financial personnel and internal auditors.

      The Committee regularly meets privately with management, the independent auditors and the internal auditors. Each of the independent auditors has unrestricted access to the Committee.

      The Committee retains and, if circumstances warrant, replaces the independent auditors and regularly reviews their performance and independence from management. The Committee also pre-approves all audit and permitted non-audit services and related fees.

      The Board of Directors has adopted a written charter setting out the roles and responsibilities the Committee is to perform. The Board has determined that David Smardon, an independent director serving on the Audit Committee, is an "audit committee financial expert," as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board of Directors in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

      Management has primary responsibility for the Company's financial statements and the overall reporting process, including the Company's system of internal controls.

Review of Audited Financial Statements

      The Audit Committee has reviewed the Company's financial statements for the fiscal year ended March 31, 2005, as audited by Rotenberg & Co. LLP, the Company's independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Rotenberg & Co. the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Rotenberg & Co. required by the Independence Standards Board Standard No. 1 and has discussed with Rotenberg & Co. its independence.

      In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended March 31, 2005 be included in the Company's Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

      The members of the Audit Committee are not currently professionally engaged in the practice of auditing or accounting. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's considerations and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles and that the Company's independent accountants are in fact "independent."

                                   AUDIT COMMITTEE

                                   David Smardon
                                   Kenneth Adelberg
                                   Ralph V. Hadley, III
                                   Gregory Laborde

                               Executive Officers

The following table presents information with respect to our executive officers, as of July 28, 2005.

Name                         Age      Position
----                         ---      --------
John G. Simmonds             54       Director and CEO
Gary Hokkanen                49       Chief Financial Officer
Carrie Weiler                46       Corporate Secretary

John G. Simmonds, Director and CEO of the Company. See "Biographical Information Regarding Directors" above for information regarding Mr. Simmonds.

Gary N. Hokkanen, Chief Financial Officer. Mr. Hokkanen has served as the Company's CFO since May 29, 2003. Mr. Hokkanen is an executive level financial manager with over 6 years experience in public company financial management. Mr. Hokkanen holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant) and a member of the Society of Management Accountants, Ontario. From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen served as CFO of Simmonds Capital Limited from July 1998 to January 2001 and served as CFO of Trackpower Inc. from February 1998 to June 2001. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited. On October 15, 2004 Mr. Hokkanen was appointed CFO of Azonic Corporation and continues to serve in such capacity.

Carrie J. Weiler, Corporate Secretary. Ms. Weiler was appointed Secretary of the Company on May 29, 2003. Ms. Weiler also provides services to the Simmonds Capital Limited group of companies which she joined in 1979. She has served as Vice President of Corporate Development for Simmonds Capital Limited and its divisions since 1994 and she has served as Corporate Secretary of TrackPower, Inc. since 1998. On October 15, 2004 Ms. Weiler was appointed Corporate Secretary of Azonic Corporation and continues to serve in such capacity.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods. Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of such forms, all requirements received by the Company, or written representations from certain reporting persons, the Company believes that between October 1, 2004 and March 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, except for the following late filings: (Travis?)

Code of Ethics

      The Board of Directors adopted a Code of Ethics in fiscal 2005, which applies to the Company's executive officers, as well as the executive officers of the Company's subsidiaries.

      You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 765 15th Sideroad, King City, Ontario, Canada, L7B 1K5, who shall provide copies without charge to any person.

Item 10. Executive Compensation.

      The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

                           Summary Compensation Table

--------------------------------------------------------------------- -------------------------------------------------
                                                                      Long Term Compensation
--------------------------------------------------------------------- -------------------------------------------------
                                                                                Awards            Payouts
--------------------------------------------------------------------- --------------------------- ---------------------
Name and Principal   Year     Salary ($)   Bonus ($)  Other Annual    Restricted   Securities     LTIP       All
Position                                              Compensation    Stock        Underlying     Payouts    Other
                                                      ($)             Award(s)     Options/SARs   ($)        Compensation
                                                                      ($)          (#)                       ($)
-------------------- -------- ------------ ---------- --------------- ------------ -------------- ---------- ----------
John G. Simmonds     2005     $232,403     ---------- ---------
Chief Executive      2004     $---------   ----------
Officer (1)(2)(3)    2003     $---------   ----------
-------------------- -------- ------------ ---------- --------------- ------------ -------------- ---------- ----------
Gary N. Hokkanen     2005     $116,215     ---------- ----------
Chief Financial      2004     $---------   ----------
Officer (1)(2)(4)    2003     $---------   ----------
-------------------- -------- ------------ ---------- --------------- ------------ -------------- ---------- ----------
Carrie J. Weiler     2005     $103,955     ---------- ----------
Corporate            2004     $---------   ----------
Secretary (1)(2)(5)  2003     $---------   ----------
-------------------- -------- ------------ ---------- --------------- ------------ -------------- ---------- ----------

(1)   Mr. Simmonds, Mr. Hokkanen and Ms. Weiler joined the Company in August
      2004.

(2) Mr. Simmonds, Mr. Hokkanen, and Ms. Weiler, were compensated in 2005 pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. ("SMMI") and the Company. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $130,000 during Fiscal Year 2005. On October 1, 2005, the Company entered into the management services agreement with SMMI pursuant to which SMMI would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. The initial term of the agreement was two years. The agreement would automatically renew for a one year period after the two years, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Under the terms of the agreement the Company agreed to pay $20,000 per month for services rendered. SMMI provides services to entities other than the Company, and each of Mr. Simmonds, Mr. Hokkanen and Ms. Weiler currently devote, or may devote in the future, some portion of their working time to the management of other entities. The amounts shown on the chart above reflect the total amounts paid by SMMI to Mr. Simmonds, Mr. Hokkanen and Ms. Weiler in the calendar 2004.

(3) Mr. Simmonds was paid CAD$300,500 in calendar 2004 by SMMI, which amount was equal to, US$232,403. Such foreign exchange conversions were calculated based on the average exchange rate for the applicable period.

(4) Mr. Hokkanen was paid CAD$150,267 in calendar 2004 by SMMI, which amount was equal to US$116,215. Such foreign exchange conversions were calculated based on the average exchange rate for the applicable period.

(5) Ms. Weiler was paid CAD$134,415 in calendar 2004 by SMMI, which amount was equal to US$103,955. Such foreign exchange conversions were calculated based on the average exchange rate for the applicable period.

Option Grants in 2005 Fiscal Year

The Company made no option grants in 2005.

Compensation of Directors

Fees

      The following fees were paid to Directors who were not employees of the Company during fiscal 2005. During 2005, all non-employee directors received fees for services rendered on the Board of Directors. Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Board members are also reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid meeting fees as follows:

 Fee for each Board meeting                                       $500
 Fee for each telephone meeting                                   $500
 Fee for each Committee meeting                                   $500

Employment Arrangements

      The Company's Chief Executive Officer and Director, Mr. John Simmonds, the Chief Financial Officer, Mr. Gary Hokkanen, and the Corporate Secretary, Ms. Carrie Weiler, were compensated in 2005 pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. and the Company. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $130,000 during Fiscal Year 2005. On October 1, 2005, the Company entered into the management services agreement with SMMI pursuant to which SMMI would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. The initial term of the agreement was two years. The agreement would automatically renew for a one year period after the two years, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Under the terms of the agreement the Company agreed to pay $20,000 per month for services rendered. Simmonds Mercantile and Management Inc. is a private Canadian corporation owned by John Simmonds, Carrie Weiler, and Gary Hokkanen.

Compensation Committee Report on Executive Compensation

      The Compensation Committee consists of five non-employee directors, Messrs. Adelberg, Smardon, Hadley and Laborde. The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

      The entire Board regularly reviews the Compensation Committee decisions relating to executive compensation. The Company's executive compensation policies, as endorsed by the Compensation Committee, have been designed to provide a balanced compensation program that will assist the Company in its efforts to attract, motivate and retain talented executives who the Compensation Committee and senior management believe are important to the long-term financial success of the Company.

Compensation Committee

Kenneth Adelberg
David Smardon
Ralph V. Hadley, III
Gregory Laborde

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      In 2005, the Company had no securities compensation plan for the officers and directors of the Company.

      The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 28, 2005 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table (collectively, the "Named Executive Officers"), (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

                                 Amount and Nature of
                                 Beneficial Ownership
 Name and Address of                                Options/
  Beneficial Owner                  Shares          Warrants (1)        Total (1)       Percent (1)
  ----------------                  ------          ------------        ---------       -----------
Filippo Guani
   Revocable Trust                   3,000,000             0             3,000,000           10%
Infinity Capital
   Group (2)                         4,210,000             0             4,210,000           14%
Wireless Age
   Communications,
   Inc. (4)                          4,860,000             0             4,860,000           16%

Kenneth Adelberg                             0             0                     0            0%
David Smardon (5)                    1,010,000             0             1,010,000          3.3%
Gary Hokkanen (4)                            0             0                     0            0%
Ralph V. Hadley, III                         0             0                     0            0%
Italo Cerra                             75,000             0                75,000             *
John Simmonds (4)                      230,000             0               230,000             *
Gregory Laborde (2)                  4,210,000             0             4,210,000           14%
Carrie Weiler (3)(4)                 1,000,000             0             1,000,000          3.3%

All executive officers
and directors as a
group (8 persons)(6)                 6,525,000             0             6,525,000         21.4%

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by "*". Based upon 30,478,000 shares issued and outstanding as of July 28, 2005, (excluding any shares issuable under options or warrants,).

(2) Mr. Laborde, a Director of the Company, is the controlling stockholder of Infinity Capital Group, Inc. ("Infinity Capital"), as well as the President, CEO and Chairman of the Board of Infinity Capital. He is therefore listed as the beneficial owner of 4,210,000 shares owned directly by Infinity Capital.

(3) Ms. Weiler beneficially owns such shares through Jancar Investments Corp., a corporation controlled by her.

(4) John Simmonds, Gary Hokkanen and Carrie Weiler are each officers of Wireless Age Communications, Inc. ("WLSA"). Mr. Simmonds serves as Chairman and CEO of WLSA, Mr. Hokkanen is the Chief Financial Officer of WLSA, and Ms. Weiler is WLSA's Corporate Secretary. However, none of Mr. Simmonds, Mr. Hokkanen or Ms. Weiler individually or as a group controls the voting of the shares of the Company owned by WLSA or controls the power of disposition over such shares, and therefore Mr. Simmonds, Mr. Hokkanen and Ms. Weiler disclaim beneficial ownership of the 4,860,000 shares owned by WLSA.

(5) Mr. Smardon owns 860,000 shares of the Company directly. Nibiru Capital Management Ltd. ("Nibiru") owns 150,000 shares. As Chief Executive Officer and majority shareholder of Nibiru, Mr. Smardon is deemed to beneficially own Nibiru's 150,000 shares..

(6) Officers and Directors as a group include John Simmonds, Kenneth Adelberg, David Smardon, Ralph V. Hadley, III, Gregory Laborde, Italo Cerra, Gary Hokkanen and Carrie Weiler.

Item 12. Certain Relationships and Related Transactions

      The Company's Chief Executive Officer and Director, Mr. John Simmonds, the Chief Financial Officer, Mr. Gary Hokkanen, and the Corporate Secretary, Ms. Carrie Weiler, were compensated in 2005 pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. and the Company. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $130,000 during Fiscal Year 2005. On October 1, 2005, the Company entered into the management services agreement with SMMI pursuant to which SMMI would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. The initial term of the agreement was two years. The agreement would automatically renew for a one year period after the two years, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Under the terms of the agreement the Company agreed to pay $20,000 per month for services rendered. Simmonds Mercantile and Management Inc. is a private Canadian corporation owned by John Simmonds, Carrie Weiler, and Gary Hokkanen.

      The Company's Chairman of the Board of Director, Mr. David Smardon was compensated in 2005 pursuant to the terms of a Consulting Agreement between Mr. Smardon and the Company. Fees paid for strategic consulting under the agreement totaled $18,000 during Fiscal Year 2005. On October 1, 2005, the Company entered into the consulting services agreement with Mr. Smardon pursuant to which Mr. Smardon would provide strategic consulting services to the Company. The initial term of the agreement was two years. The agreement would automatically renew for a one year period after the two years, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Under the terms of the agreement the Company agreed to pay $3,000 per month for services rendered.

      Wireless Age Communications, Inc. a shareholder of the Company and an entity in which the Company's CEO, CFO and Corporate Secretary are officers in, was compensated in 2005 pursuant to Management Services Agreement between Wireless Age Communications, Inc. and the Company. Management fees paid for the general management services of Mr. David MacKinnon (the Company's CTO) and James Hardy (the Company's COO) under the Management Services Agreement totaled $120,000 during Fiscal Year 2005. On October 1, 2005, the Company entered into the management services agreement with Wireless Age Communications, Inc. pursuant to which Wireless Age Communications, Inc. would provide general management services to the Company. The initial term of the agreement was two years. The agreement would automatically renew for a one year period after the two years, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Under the terms of the agreement the Company agreed to pay $20,000 per month for services rendered.

      The Board believes that all of the foregoing related party transactions were made on terms that were fair and reasonable to the Company. Directors having an economic interest in the outcome of such transactions did not participate in the deliberation or voting with respect to such actions on the part of the Company.

Item 13.  Exhibits, List and Reports on Form 8-K.

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

Item 14.  Principal Accountant Fees and Services.

      On November 14, 2004, the Audit Committee adopted a Pre-approval Policy ("Policy") governing the approval of all audit and non-audit services performed by the independent auditor in order to ensure that the performance of such services does not impair the auditor's independence.

      According to the Policy, the Audit Committee will annually review and pre-approve the services and fees that may be provided by the independent auditor during the following year. The Policy specifically describes the services and fees related to the annual audit, other services that are audit-related, preparation of tax returns and tax related compliance services and all other services that have the general pre-approval of the Audit Committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.

      Any service to be provided by the independent auditor that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval.

      The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

Fees

      The following table sets forth the aggregate fees billed by the Company's independent auditors for fiscal years and 2004 and 2005:

--------- --------------- ---------------- ------------ ----------------------- -------------- --------------
Year      Audit Fees      Audit Related    Tax          Financial Information   Other Fees     Total
                                                        Systems Design and
                                                        Implementation Fees
--------- --------------- ---------------- ------------ ----------------------- -------------- --------------
2004      $1,000          $ Nil            $ Nil        $ Nil                   $ Nil          $ 1,000
--------- --------------- ---------------- ------------ ----------------------- -------------- --------------
2005      $10,300         $ Nil            $ Nil        $ Nil                   $ Nil          $10,300
--------- --------------- ---------------- ------------ ----------------------- -------------- --------------

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

   Date: July 29, 2005
                                AZONIC CORPORATION

                           By:  /s/ John Simmonds
                                --------------------------
                                     John G. Simmonds, CEO

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                                     Title                              Date
                ----                                     -----                              ----
/s/ John Simmonds                                                                       July 29, 2005
--------------------------------------
     John G. Simmonds                                 CEO/Director
                                             (principal executive officer)

/s/ David Smardon                                                                       July 29, 2005
--------------------------------------
     David Smardon                                      Chairman

/s/ Kenneth Adelberg                                                                    July 29, 2005
--------------------------------------
     Kenneth J. Adelberg                                Director

                                                                                        July 29, 2005
--------------------------------------
     Ralph V. Hadley III                                Director

/s/ Gregory Laborde                                                                     July 29, 2005
--------------------------------------
     Gregory Laborde                                    Director

/s/ Italo Cerra                                                                         July 29, 2005
--------------------------------------
     Italo Cerra                                        Director

/s/ Gary Hokkanen                                                                       July 29, 2005
--------------------------------------
     Gary N. Hokkanen                                     CFO
                                             (principal accounting officer)