Form 10QSB
period 2005-06-30
AZONIC CORP
filed 2005-08-15
CIK 1099561

As filed with the Securities and Exchange Commission on August 15, 2005

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ________________

                           Commission File No. 0-28315

                        MIDLAND INTERNATIONAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                               AZONIC CORPORATION
            (Former name of corporation if changed since last report)

            Nevada                                    84-1517404
 (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
       of Incorporation)

                                765 15th Sideroad
                       King City, Ontario, Canada L7B 1K5
                    (Address of Principal Executive Offices)

                                 (905) 773-3529
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No| |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes| | No|X|

The issuer's revenue for the quarter ended June 30, 2005 were $0.

As of June 30, 2005, the number of common stock outstanding was 30,478,000.

================================================================================

                        Midland International Corporation



                                      INDEX



    PART I        Financial Information

    Item 1.       Condensed Financial Statements (unaudited)
                         Condensed Balance Sheet..........................  3
                         Condensed Statements of Operations...............  4
                         Condensed Statements of Stockholders' Equity.....  5
                         Condensed Statements of Cash Flows...............  6
                         Notes to Condensed Financial Statements..........  7

    Item 2.       Management's Discussion and Analysis.................... 13


    Item 3.       Controls and Procedures................................. 18

    PART II.      Other Information

    Item 1.       Legal Proceedings....................................... 19

    Item 2.       Change in Securities and Use of Proceeds................ 19

    Item 3.       Defaults Upon Senior Securities......................... 19

    Item 4.       Submission of Matters to a Vote of Security Holders..... 19

    Item 5.       Other Information....................................... 19

    Item 6.       Exhibits................................................ 19
                            A)  Exhibit 31
                            B)  Exhibit 32
    Signatures............................................................ 21

                          PART I. Financial Information

Item 1.  Condensed Financial Statements


                        Midland International Corporation
                             Condensed Balance Sheet
                                  June 30, 2005
                                   (UNAUDITED)


                                                            June 30, 2005
                                                             (Unaudited)
ASSETS

Current Assets:
    Inventory                                                    $    49,500
    Prepaid expenses                                                  27,194
----------------------------------------------------------------------------
                                                                      76,694
----------------------------------------------------------------------------

Tools and molds, net of accumulated amortization of $0                25,000
Intangible assets and goodwill (Note 5)                               30,003

----------------------------------------------------------------------------
TOTAL ASSETS                                                     $   131,697
----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                                $     8,384
   Accounts payable and accrued liabilities                           74,502
     Due to related party (Note 4)                                   318,493
----------------------------------------------------------------------------
Total current liabilities                                            401,379

Stockholders' equity
   Preferred  stock,  $0.001 par value,  5,000,000  shares
   authorized,  No shares issued and outstanding                          --
   Common  stock,   $0.001  par  value,   100,000,000
   shares  authorized, 30,478,000 shares issued and
   outstanding at June 30, 2005                                       30,478
   Additional paid-in capital                                        474,825
   Accumulated deficit                                              (774,985)
----------------------------------------------------------------------------
Total stockholders' equity                                          (269,682)

----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   131,697
----------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Midland International Corporation
                       Condensed Statements of Operations
                                   (UNAUDITED)

                                                                      Three Months Ended        May 1, 1996
                                                                           June 30,             (Inception)
                                                                                                 to June 30,
                                                                      2005           2004           2005
                                                                  ------------   ------------   ------------
Revenues                                                          $         --   $         --   $         --

Selling and administrative costs:
    Management fees                                                    129,000             --        397,000
    Office and general                                                   4,241         18,754        135,031
    Professional and consulting                                         64,154             --        242,904
    Amortization                                                            --             --             50
------------------------------------------------------------------------------------------------------------
Total costs and expenses                                               197,395         18,754        774,985

------------------------------------------------------------------------------------------------------------
Net loss before income taxes                                          (197,395)       (18,754)      (774,985)
------------------------------------------------------------------------------------------------------------

    Provision for income taxes (Note 7)                                     --             --             --
------------------------------------------------------------------------------------------------------------

Net loss                                                          $   (197,395)  $    (18,754)  $   (774,985)
============================================================================================================
Loss per share of common stock:
Weighted average number of common shares outstanding - Basic        29,983,495     24,000,000     17,131,923
and diluted
      Loss per share of common stock - Basic and diluted          $      (0.01)  $       0.00   ($      0.05)

                 See accompanying notes to financial statements.

                        Midland International Corporation
              Condensed Statement of Change in Stockholders' Equity
                          May 1, 1996 to June 30, 2005
                                   (UNAUDITED)

                                          Common Stock
                                    ------------------------
                                                               Common     Additional    Accumulated       Total
                                                                Stock       Paid-in       Income      Stockholders'
                                       Shares       Amount    Subscribed    Capital      (Deficit)       Equity
                                    -------------------------------------------------------------------------------

Balance, May 1, 1996                         --  $        --          --           --            --              --
                                    -------------------------------------------------------------------------------

Issuance of common stock             24,000,000       24,000          --      (23,700)           --             300

Net loss for the period from
inception to March 31, 2004                  --           --          --           --       (19,186)        (19,186)
                                    -------------------------------------------------------------------------------
Balance, March 31, 2004              24,000,000  $    24,000          --      (23,700)      (19,186)        (18,886)
                                    -------------------------------------------------------------------------------

Exchange of debt for equity                  --           --          --       30,500            --          30,500

Shares issued as consideration for
assets purchased                      3,000,000        3,000          --       71,503            --          74,503

Common stock issued for services         78,000           78          --       59,922            --          60,000

Issuance of common stock pursuant
to private placements                 1,250,000        1,250          --      213,750            --         215,000

Common stock issued for consulting
services provided                       650,000          650          --       64,350            --          65,000

Net income (loss) for the year
ended March 31, 2005                         --           --          --           --      (558,404)       (558,404)
                                    -------------------------------------------------------------------------------
Balance, March 31, 2005              28,978,000  $    28,978          --      416,325      (577,590)       (132,287)
                                    -------------------------------------------------------------------------------

Issuance of common stock pursuant
to cash received in prior period        900,000          900          --         (900)           --              --

Issuance of common stock pursuant
to private placements                   600,000          600          --       59,400            --          60,000

Net income (loss) for the period
ended June 30, 2005                          --           --          --           --      (197,395)       (197,395)
                                    -------------------------------------------------------------------------------

Balance, June 30, 2005               30,478,000  $    30,478          --      474,825      (774,985)       (269,682)
                                    ===============================================================================



                 See accompanying notes to financial statements.

                        Midland International Corporation
                       Condensed Statements of Cash Flows
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                          June 30,

                                                                         2005        2004
-----------------------------------------------------------------------------------------
Net cash provided by (used in) operations
    Net income (loss)                                              $ (197,395)  $ (18,754)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Non-cash expenses                                             40,000          --
     Changes in operating assets and liabilities:
                 Prepaid expenses                                     (25,527)         --
                 Accounts payable and accrued liabilities               4,371      10,503
-----------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                  (178,551)     (8,251)
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
          Issuance of common shares                                    60,000          --
-----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                   60,000          --
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
          Increase (decrease) in bank overdraft                         8,384          --
          Increase (decrease) in due to related parties                61,885         751
-----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                   70,269         751
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Increase in cash                                                      (42,282)     (7,500)
-----------------------------------------------------------------------------------------
Cash,  beginning of period                                             48,282       7,500
-----------------------------------------------------------------------------------------
Cash,  end of period                                               $       --   $      --
-----------------------------------------------------------------------------------------

Non cash financing activities:

During the three month period ended June 30, 2005, the Company:
o During the twelve month period ended March 31, 2005, the Company agreed to issue 78,000 in exchange for a 12 month stock research service contract valued at $60,000. This was recorded in prepaid expenses and is being amortized at $5,000 per month. During the current quarter $15,000 of this amount was expensed. At June 30, 2005 $25,000 remains unamortized in prepaid expenses.
o During the twelve month period ended March 31, 2005, the Company issued shares in exchange for a 12 month technical support contract valued at $100,000. This is being amortized at $8,333 per month. During the current quarter $25,000 of the contract was expensed. At June 30, 2005 $41,667 remains unamortized.

During the three month period ended June 30, 2004 the Company:
o     No non-cash financing activities to be reported


                 See accompanying notes to financial statements.

                        Midland International Corporation

                   Notes to the Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)

Note 1 - Basis of Presentation and business operations

Basis of presentation - Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company had assets of $131,697, had a working capital deficit of $324,685 and a deficit of $774,985 at June 30, 2005. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

For the quarter ended June 30, 2005, the Company's operations were funded by Wireless Age Communications, Inc., ("Wireless Age") a shareholder of the Company with common management. Although the amounts due to Wireless Age are reflected as current liabilities there are no specific repayment terms. In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The accompanying condensed unaudited financial statements of Midland International Corporation, (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2005.

Business operations

The Company was originally incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999 was re-domiciled to the State of Nevada by merging into its wholly owned subsidiary Azonic Corporation, a Nevada corporation. On July 21, 2005 the Azonic Corporation changed its name to Midland International Corporation (referred to herein as "Midland," the "Company," Registrant" and Issuer).

Note 2 - Recent developments

Corporate name and stock symbol change

On July 21, 2005 the Company officially changed its name from Azonic Corporation to Midland International Corporation. This was completed by submitting the necessary filings with the United States Securities and Exchange Commission and the State of Nevada. The stock symbol was changed to MLIC.OB effective July 21, 2005.

Note 3 - Summary of Significant Accounting Policies


The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting polices summarized below:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, and such differences could be material.

Cash and cash equivalents

Cash and cash equivalents include time deposit, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federal insured amounts.

Tools and molds

Tools and molds are recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful life of the assets using the following annual rates:

             Tools and molds                    $1 per use

Tools and molds are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment is recognized for the amount, if, any, which the carrying value of the asset exceeds the fair value.

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

Research and development costs

Research and development costs, other than certain software development costs disclosed below, are expensed as incurred.

Software development costs

Software development meeting revocability tests are capitalized, under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides greater amortization in a particular period. The Company capitalized $30,000 of development costs in the year ended March 31, 2005 and to date no portion of this has been expensed as amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less then its carrying value. No charges for impairment were required in the current period.

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

The Company was substantially inactive from May 1, 1996 through September 30, 2004. Activities began on or about October 1, 2004.

Fair value of financial instruments

The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities, income taxes payable, and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt and due to and from related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Income taxes

The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the assets and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, a valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Foreign Currency Translation

The functional currency of the Company is United States dollars. However, some of the transactions occurred in Canadian dollars which has been translated into US dollars, the reporting currency, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income.

Recent issued accounting standards

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

Note 4 - Related Party Transactions

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties. At June 30, 2005, net payables to related parties amounted to $318,493. Related parties of the Company include shareholders and entities under common management.

The Company's corporate offices have been relocated to the offices of Wireless Age, a shareholder of the Company and a company with common officers and common management. The Company is obligated to pay $120,000 ($20,000 per month) for management services to Wireless Age and $120,000 ($20,000 per month) to Simmonds Mercantile and Management Inc. ("Simmonds Mercantile") for executive level management services. Certain shareholders of Simmonds Mercantile are also shareholders of the Company.

During the period ended June 30, 2005, the Company paid $9,000 ($3,000 per month) for consulting services provided by David Smardon who is a shareholder and Chairman of the Company's board of directors.

At June 30, 2005, the amounts due to related parties were:

        Wireless Age Communications, Inc. including
                wholly owned subsidiaries               $       284,522
        Simmonds Management Mercantile Inc.                      19,332
        Infinity Capital Group, Inc.                             14,639
                                                         ---------------
                                                        $       318,493
                                                         ---------------

Note 5 - Intangible Assets & Goodwill


                                    --------------------------------
                                              Accumulated
                                       Cost   Amortization    Net
                                     -------  ------------  -------
        Patents                      $     1  $         --  $     1
        FCC License                        1            --        1
        Software license                   1            --        1
        Software development costs    30,000            --   30,000
                                     -------  ------------  -------
                                     $30,003  $         --  $30,003
                                     =======  ============  =======


During October 2004 the Company acquired the above intangible assets along with other assets in exchange for three million common shares. The value of the intangible assets was nominal based on management's expectation of their usefulness going forward.

Note 6 - Forward Looking Statements

This report contains certain forward-looking statements and information relating to Midland that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to Midland or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Midland concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on all companies and on companies which could be construed as "shell" companies or "blank check" companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Midland is in the development stage, with virtually no assets, and that for Midland to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Midland's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

Note 7 - Income taxes

The provision for income taxes has the following components.

                                          2005              2004
                                          ----              ----
        Current income taxes               --                --
        Deferred income taxes              --                --
                                     ----------------------------------
                                           --                --


The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                              June 30,   June 30,
                                                2005       2004
                                              --------   --------
        Deferred tax assets (liabilities)
            Net operating loss carryforwards   270,000     13,000
            Valuation allowance               (270,000)   (13,000)
                                              -------------------
        Net deferred tax assets (liability)       --         --

At June 30, 2005 the Company has net operating loss carryforwards of $770,000. If not used, the carryforwards will expire as follows:


                        2024                19,000
                        2025               558,000
                        2026               193,000
                                        -----------
                                           770,000
                                        ===========

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

BACKGROUND

Azonic was incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was re-domiciled to the State of Nevada by merging into its wholly owned subsidiary Azonic Corporation ("Company"), a Nevada corporation. On July 21, 2005 the Company officially changed its name to Midland International Corporation ("Midland").

The Company is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than described below, nor has earned revenue other than interest income since its inception.

RESULTS OF OPERATION

OVERVIEW

The Company obtained certain business assets during the third quarter of fiscal 2005 associated with a low cost cellular phone. Since that point in time management has been in the process of assembling the necessary business partners to launch the business. The necessary business partners include manufacturing, air time providers, marketing, financing and distribution entities. Management believes that the process of targeting the prospective partners is largely complete. However, at this stage definitive terms and conditions to all necessary partnerships are not yet complete. There can be no assurance that management will in fact be successful in negotiating favorable business terms and conditions.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2005 AS COMPARED TO THE SIMILAR PERIOD ENDED JUNE 30, 2004

The Company had no revenues in the three month periods ended June 30, 2005 and 2004.

The Company incurred office and general expenses of $4,241 in the three month period ended June 30, 2005 compared to $18,754 in the same period ended June 30, 2004. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $129,000 in the three month period ended June 30, 2005 compared to $0 in the same period ended June 30, 2004. Management fees consisted of $60,000 paid to Simmonds Mercantile and Management Inc. (a related party due to certain common directors and stockholders) for the services of John Simmonds, the Company's CEO, Gary Hokkanen, the Company's CFO and Carrie Weiler, the Company's Corporate Secretary, and other non executive personnel, $60,000 paid to Wireless Age Communications, Inc. also a related party due to certain common officers, directors and ownership, for the services of David MacKinnon, the Company's CTO and James Hardy, the Company's COO, and other managerial level accounting and finance personnel, and $9,000 paid to David Smardon, Chairman of the Board of Directors, for strategic consulting services.

The Company also incurred professional and consulting fees to related parties of $64,154 in the three month period ended June 30, 2005 compared to $0 in the same period ended June 30, 2004. Professional and consulting fees consisted of services provided for investor relations paid with 78,000 shares of the Company's common stock valued at $60,000, $15,000 of which has been expensed in the current quarter, technology development costs associated with a new application of the low-cost cell phone in the gaming marketplace, paid with 650,000 shares of the Company's common stock, valued at $130,000 of which $25,000 has been expensed in the current quarter, legal and accounting fees totaling $13,952 and consulting fees of $10,202.

The loss on operations was ($197,395) in the three month period ended June 30, 2005 compared to ($18,754) the same period ended June 30, 2004. Loss per share was ($0.01) in 2005 compared to $0.00 in 2004.

Management expects the operating losses to continue until all necessary business partners are assembled and commercially reasonable terms have been negotiated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 3 of the "Notes to Condensed Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

FINANCIAL CONDITION

Total assets of the Company decreased from $194,452 at March 31, 2005 to $131,697 at June 30, 2005. The decrease in total assets during the quarter ended June 30, 2005 is the result of a decrease in cash and prepaid expenses.

Tools and molds, net of accumulated depreciation of $0 remained the same at $25,000 as no amortization was taken during the quarter ended June 30, 2005.

Intangible assets totaling $30,003 were acquired during the previous year were still carried at cost on the balance sheet at June 30, 2005. These intangible assets include software development costs, patents, licenses and other assets.

Total liabilities of the Company increased from $326,739 at March 31, 2005 to $401,379 at June 30, 2005. The increase is the result of an increase in bank overdraft and borrowings from related parties. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves.

The stockholders' deficit increased from ($132,287) at March 31, 2005 to ($269,682) at June 30, 2005. The increase is attributable to a net increase in common stock, additional paid-in capital offset by the loss for the year. Common stock and additional paid-in capital increased by $60,000. (See Statement of Stockholders' Equity contained in the financial statements).

The Company's accumulated deficit increased from ($577,590) at March 31, 2005 to ($774,985) at June 30, 2005 as a result of the ($197,395) loss for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had a working capital deficit of $324,685. The Company had bank overdraft of $8,384 at June 30, 2005 arising from expenditures on operating expenses and equity private placements completed. The Company also expects to realize on its current inventory to assist in the settlement of liabilities as they come due. However the Company is largely reliant upon the ability of the Company to arrange equity private placements or alternatively advances from related parties to pay any expenses incurred. In addition to normal accounts payable of $74,502 the Company also owes related companies $318,493. Its only source for capital could be sale or licensing of the patents held by the Company, loans, or private placements of common stock.

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

Going concern qualification. The Company has incurred significant losses from operations for the quarter ended June 30, 2005, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Controls and Procedures

         We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information related to the Company, including our consolidated subsidiaries, is made known to our Chief Executive Officer and our Chief Financial Officer on a regular basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report. The results of such evaluation were presented to the Audit Committee of the Board of Directors. On the basis of such evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable level as of the evaluation date of this report.

         There were no significant changes in the Company's internal controls or in any other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         The term "disclosure controls and procedures" as used in this report means, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"), controls and other procedures of our Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. Other Information
Item 1. Legal Proceedings

        None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2005, the Company made issuances in the aggregate of 2,750,000 shares of unregistered Common Stock at a purchase price of $.10 per share. All such shares were issued in a private non-public private placement pursuant to exemption registration under the Securities Act of 1933, as amended (the "Securities Act"), under Regulation S promulgated under the Securities Act. The proceeds of such issuances were used for general corporate purposes. All purchasers of the shares are non-U.S. persons and/or Non-U.S. organizations. The following persons and organizations were the purchasers of such shares (subscribed and paid as of the respective date show with issuance of the stock certificate on or after April 1, 2005):

        Global Village Market Holdings Limited     1,000,000 Shares         March 16, 2005
        Paul Marsiglio                               375,000 Shares         April 6, 2005
        Catharine Doncaster                          375,000 Shares         April 6, 2005
        David Atlin                                  250,000 Shares         April 6, 2005
        Bradley Poulos                               100,000 Shares         March 31, 2005
        Glenn Poulos                                  50,000 Shares         March 31, 2005
        Marsilgio Enterprises                        500,000 Shares         June 20, 2005
        Mark Mickleborough                           100,000 Shares         April 19, 2005

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        On June 14, 2005, the holders of a majority of the Company's voting power consented to the proposal to amend the Company's certificate of incorporation to change the name of the Company from Azonic Corporation to Midland International Corporation. The amendment became effective July 18, 2005. No solicitation or proxy was made to stockholders other than the consenting shareholders.

Item 5. Other Information

        None

Item 6. Exhibits and Form 8-K Filings

        Exhibits

Exhibit 31.1          Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2          Rule 13a-14(a) Certification of Chief Financial Executive.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Form 8-K Filings

        Form 8-K filed with the Commission on July 21, 2005 relating to the July 18, 2005 name change from Azonic Corporation to Midland International Corporation and change of the Company stock trading symbol to MLIC.

        Form 8-K filed with the Commission on May 12, 2005 relating to the May 9, 2005 termination of services of Larry O'Donnell CPA, P.C. as the Company's independent auditor and the appointment of Rotenberg & Co. LLP as the Company's new independent auditor.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 15, 2005              BY:   /s/ John G. Simmonds
                                          ----------------------------
                                          John G. Simmonds
                                          CEO/Director


DATE:  August 15, 2005              BY:   /s/ Gary N. Hokkanen
                                          ----------------------------
                                          Gary N. Hokkanen
                                          CFO