Form 10KSB/A
period 2004-12-31
AZONIC CORP
filed 2005-08-22
CIK 1099561

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

   Date: August 19, 2005
                                AZONIC CORPORATION

                           By:  /s/ John Simmonds
                                --------------------------
                                     John G. Simmonds, CEO

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                                     Title                      Date
                ----                                     -----                      ----
/s/  John Simmonds                                                               August 19, 2005
--------------------------------------
     John G. Simmonds                                 CEO/Director
                                             (principal executive officer)

/s/  David Smardon                                                               August 19, 2005
--------------------------------------
     David Smardon                                      Chairman

/s/  Kenneth Adelberg                                                            August 19, 2005
--------------------------------------
     Kenneth J. Adelberg                                Director


/s/  Ralph V. Hadley III                                                         August 19, 2005
--------------------------------------
     Ralph V. Hadley III                                Director

/s/  Gregory Laborde                                                             August 19, 2005
--------------------------------------
     Gregory Laborde                                    Director

/s/  Italo Cerra                                                                 August 19, 2005
--------------------------------------
     Italo Cerra                                        Director

/s/  Gary Hokkanen                                                               August 19, 2005
--------------------------------------
     Gary N. Hokkanen                                     CFO
                                             (principal accounting officer)