Form 10QSB
period 2005-09-30
Midland International CORP
filed 2005-11-14
CIK 1099561

================================================================================

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005, the number of common stock outstanding was 30,828,000.

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

================================================================================

                        Midland International Corporation
                          (A Development Stage Company)

                                      INDEX

PART I   Financial Information

Item 1.  Condensed Financial Statements (unaudited)
                Condensed Balance Sheet....................................   3
                Condensed Statements of Operations.........................   4
                Condensed Statements of Stockholders' Equity...............   5
                Condensed Statements of Cash Flows.........................   6
                Notes to Condensed Financial Statements....................   7

Item 2.  Management's Discussion and Analysis..............................  13

Item 3.  Controls and Procedures...........................................  19

PART II. Other Information

Item 1.  Legal Proceedings.................................................  20

Item 2.  Change in Securities and Use of Proceeds..........................  20

Item 3.  Defaults Upon Senior Securities...................................  20

Item 4.  Submission of Matters to a Vote of Security Holders...............  20

Item 5.  Other Information.................................................  20

Item 6.  Exhibits..........................................................  20

Signatures.................................................................  21

                          PART I. Financial Information

Item 1.  Condensed Financial Statements

                        Midland International Corporation
                          (A Development Stage Company)
                             Condensed Balance Sheet
                               September 30, 2005
                                   (UNAUDITED)

                                                              September 30, 2005
                                                                   (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                      $        671
    Inventory                                                            49,500
    Prepaid expenses                                                     28,039
--------------------------------------------------------------------------------
Total current assets                                                     78,210

Tools and molds, net of accumulated amortization of $0                   25,000
Intangible assets (Note 5)                                               30,003

--------------------------------------------------------------------------------
TOTAL ASSETS                                                       $    133,213
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued liabilities                        $     92,695
   Due to related parties (Note 4)                                      463,059
--------------------------------------------------------------------------------
Total current liabilities                                               555,754

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, No shares issued and outstanding                              --
   Common stock, $0.001 par value, 100,000,000 shares
   authorized, 30,828,000 shares issued and outstanding
   at September 30, 2005                                                 30,828
   Additional paid-in capital                                           539,475
   Accumulated deficit                                                 (992,844)
--------------------------------------------------------------------------------
Total stockholders' deficiency                                         (422,541)

--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    133,213
--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Midland International Corporation
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (UNAUDITED)

                                                       Three Months Ended                Six Months Ended            May 1, 1996
                                                          September 30,                    September 30,             (Inception)
                                                                                                                          to
                                                                                                                      September
                                                                                                                         30,
                                                    2005             2004             2005             2005             2004
                                                    ----             ----             ----             ----             ----
Revenues                                        $         --     $         --     $         --     $         --     $         --

Operating expenses:
    Management fees                                  129,000               --          258,000               --          508,000
    Office and general                                 7,376           57,752           11,617           76,506          142,407
    Professional and consulting                       74,704               --          138,858               --          335,608
    Amortization                                          --               --               --               --               50
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                            (211,080)          57,752         (408,475)          76,506          986,065

--------------------------------------------------------------------------------------------------------------------------------
Net loss before interest and income taxes           (211,080)         (57,752)        (408,475)         (76,506)        (986,065)
--------------------------------------------------------------------------------------------------------------------------------

    Interest expense                                   6,779               --            6,779               --            6,779

--------------------------------------------------------------------------------------------------------------------------------
Net loss before income taxes                        (217,859)         (57,752)        (415,254)         (76,506)        (992,844)
--------------------------------------------------------------------------------------------------------------------------------

    Provision for income taxes (Note 7)                   --               --               --               --               --
--------------------------------------------------------------------------------------------------------------------------------

Net loss                                        $   (217,859)    $    (57,752)    $   (415,254)    $    (76,506)    $   (992,844)
================================================================================================================================

Weighted average number of common shares          30,512,239       24,000,000       30,249,311       24,000,000       17,489,977
outstanding - Basic and diluted
      Loss per share of common stock - Basic    $      (0.01)    ($      0.00)    $      (0.01)    ($      0.00)    ($      0.06)
and diluted

                 See accompanying notes to financial statements.

                        Midland International Corporation
                          (A Development Stage Company)
            Condensed Statement of Change in Stockholders' Deficiency
                        May 1, 1996 to September 30, 2005
                                   (UNAUDITED)

                                            Common Stock
                                      ---------------------------
                                        Shares           Amount        Additional       Accumulated        Total
                                                                         Paid-in           Income       Stockholders'
                                                                         Capital          (Deficit)      Deficiency
                                      ------------    ------------     ------------     ------------     ------------
Balance, May 1, 1996                            --    $         --               --               --               --
                                      ------------    ------------     ------------     ------------     ------------

Issuance of common stock                24,000,000          24,000          (23,700)              --              300

Net loss for the period from
inception to March 31, 2004                     --              --               --          (19,186)         (19,186)
                                      ------------    ------------     ------------     ------------     ------------
                                        24,000,000    $     24,000          (23,700)         (19,186)         (18,886)
Balance, March 31, 2004
                                      ------------    ------------     ------------     ------------     ------------

Exchange of debt for equity                     --              --           30,500               --           30,500

Shares issued as consideration for
assets purchased                         3,000,000           3,000           71,503               --           74,503

Common stock issued for services            78,000              78           59,922               --           60,000

Issuance of common stock pursuant
to private placements                    1,250,000           1,250          213,750               --          215,000

Common stock issued for consulting
services provided                          650,000             650           64,350               --           65,000

Net loss for the year ended March
31, 2005                                        --              --               --         (558,404)        (558,404)
                                      ------------    ------------     ------------     ------------     ------------
                                        28,978,000    $     28,978          416,325         (577,590)        (132,287)
Balance, March 31, 2005
                                      ------------    ------------     ------------     ------------     ------------

Issuance of common stock pursuant
to cash received in prior period           900,000             900             (900)              --               --

Issuance of common stock pursuant
to private placements                      600,000             600           59,400               --           60,000

Common stock issued for consulting
services provided                          350,000             350           64,650               --           65,000

Net loss for the period ended
September 30, 2005                              --              --               --         (415,254)        (415,524)
                                      ------------    ------------     ------------     ------------     ------------

Balance, September 30, 2005             30,828,000    $     30,828          539,475         (992,844)        (422,541)
                                      ============    ============     ============     ============     ============

                 See accompanying notes to financial statements.

                        Midland International Corporation
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (UNAUDITED)

                                                                                      May 1,
                                                            Six Months Ended       (Inception)
                                                              September 30,             to
                                                                                     September
                                                                                        30,
                                                             2005          2004         2004
                                                             ----          ----         ----
-----------------------------------------------------------------------------------------------
Net cash used in operations
    Net loss                                              $(415,254)    $ (76,506)    $(992,844)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
         Amortization                                            --            --            50
         Common stock for consulting services provided       80,000            --       133,583
     Changes in operating assets and liabilities:
         Prepaid expenses                                    (1,372)           --        (1,372)
         Accounts payable and accrued liabilities            22,564        23,969        92,695
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                      (314,062)      (52,537)     (767,888)
-----------------------------------------------------------------------------------------------

Cash flows provided by financing activities:
          Issuance of common shares                          60,000            --       275,000
          Proceeds from related parties                     206,451        45,037       493,559
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities:                  266,451        45,037       768,559
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Increase in cash                                            (47,611)       (7,500)          671
-----------------------------------------------------------------------------------------------
Cash,  beginning of period                                   48,282         7,500            --
-----------------------------------------------------------------------------------------------
Cash,  end of period                                      $     671     $      --     $     671
-----------------------------------------------------------------------------------------------

Supplemental Cash Flow Information:

                                                                                             May 1,
                                                                    Six Months Ended     (Inception) to
                                                                      September 30,       September 30,

                                                                   2005           2004        2005
                                                                   ----           ----        ----
-------------------------------------------------------------------------------------------------------
       Income Taxes Paid                                       $       --    $       --    $       --
       Interest Paid                                           $       --    $       --    $       --

Non-Cash Investing and Financing Activities
       Exchange of debt for equity                             $       --    $       --    $   30,500
       Shares issued as consideration for assets purchased     $       --    $       --    $   74,503
       Issuance of common stock for services                   $       --    $       --    $   60,000
       Common stock issued for consulting services provided    $   65,000    $       --    $  130,000

                 See accompanying notes to financial statements.

                        Midland International Corporation
                          (A Development Stage Company)

                   Notes to the Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)

Note 1 - Basis of Presentation and business operations

Basis of presentation - Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company had assets of $133,213, had a working capital deficit of $477,544 and a deficit of $992,844 at September 30, 2005. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

For the quarter ended September 30, 2005, the Company's operations were funded by Wireless Age Communications, Inc. ("Wireless Age"), a shareholder of the Company with common management. Although the amounts due to Wireless Age are reflected as current liabilities, there are no specific repayment terms. In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The accompanying condensed unaudited financial statements of Midland International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2005.

Business operations

The Company was originally incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999 is was re-domiciled to the State of Nevada by merging into its wholly owned subsidiary Azonic Corporation, a Nevada corporation. On July 21, 2005 the Azonic Corporation changed its name to Midland International Corporation (referred to herein as "Midland," the "Company," Registrant" and "Issuer").

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

The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting polices summarized below.

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

Cash and cash equivalents

Cash and cash equivalents include time deposit, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically exceed federal insured amounts.

Tools and molds

Tools and molds are recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful life of the assets using the following annual rates:

                  Tools and molds                    $1 per use

Tools and molds are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates the net realizable value of inventory on hand considering deterioration, obsolescence, replacement costs and other pertinent factors, and records adjustments as necessary. All inventories held by the Company at September 30, 2005 were finished goods.

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

Foreign Currency Translation

The functional currency of the Company is the United States dollars. However, some of the transactions occurred in Canadian dollars which has been translated into US dollars, the reporting currency, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income.

Recent issued accounting standards

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity, and cash flows.

Note 4 - Related Party Transactions

Periodically, the Company advances funds and pays expenses on behalf of related parties, and funds are advanced and expenses are paid by related parties on behalf of the Company. The notes are unsecured and contain no formal repayment terms; however interest amounting to $6,779 has been imputed at prime + 2% on the average balances for the current quarter. At September 30, 2005, net payables to related parties amounted to $463,059. Related parties of the Company include shareholders and entities under common management.

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

During the period ended September 30, 2005, the Company paid $9,000 ($3,000 per month) for consulting services provided by David Smardon, a shareholder and Chairman of the Company's board of directors.

At September 30, 2005, the amounts due to related parties were:

      Wireless Age Communications, Inc. including
            wholly owned subsidiaries                           $  370,154
      Simmonds Management Mercantile Inc.                           92,905
                                                                ----------
                                                                $  463,059
                                                                ----------

Note 5 - Intangible Assets

At September 30, 2005, intangible assets consisted of:

                                          --------------------------------------
                                                       Accumulated
                                             Cost      Amortization       Net
      Patents                             $        1    $       --    $        1
      FCC License                                  1            --             1
      Software license                             1            --             1
      Software development costs              30,000            --        30,000
                                          ----------    ----------    ----------

                                          $   30,003    $       --    $   30,003
                                          ==========    ==========    ==========

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

Note 7 - Income taxes

The provision for income taxes has the following components:

                                            2005              2004
                                            ----              ----
Current income taxes                          -                -
Deferred income taxes                         -                -
                                       ---------------------------------
                                              -                -

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                           September 30,     September 30,
                                                2005              2004
                                                ----              ----
Deferred tax assets (liabilities)
    Net operating loss carryforwards           300,000           30,000
    Valuation allowance                       (300,000)         (30,000)
                                           --------------------------------
Net deferred tax assets (liability)               -                -

At September 30, 2005 the Company has net operating loss carryforwards of $986,000. If not used, the carryforwards will expire as follows:

                         2024                19,000
                         2025               558,000
                         2026               409,000
                                      --------------
                                            986,000
                                      ==============

Item 2. Management's Discussion and Analysis or Plan of Operation.

Disclosure Regarding Forward Looking Statements

This quarterly report contains certain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as "anticipates," "intends," "plans," "believes," "seeks," "estimates" or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Background

The Company was incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999, it was re-domiciled to the State of Nevada by merging into its wholly owned subsidiary Azonic Corporation ("Company"), a Nevada corporation. On July 21, 2005 the Company officially changed its name to Midland International Corporation ("Midland").

The Company is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than described below, nor has earned revenue other than interest income since its inception.

Plan of Operations

The current cash resources are insufficient to support the business over the next 12 months and the Company will be unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business operations whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding. Management has taken steps to begin sourcing the necessary funding to begin to execute the business plan.

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

Going Concern Qualification

The Company has incurred significant losses from operations for the quarter ended September 30, 2005, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE SIMILAR PERIOD ENDED SEPTEMBER 30, 2004

The Company had no revenues in the three month periods ended September 30, 2005 and 2004.

The Company incurred office and general expenses of $7,376 in the three month period ended September 30, 2005 compared to $57,752 in the same period ended September 30, 2004. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $129,000 in the three month period ended September 30, 2005 compared to $0 in the same period ended September 30, 2004. Management fees consisted of $60,000 paid to Simmonds Mercantile and Management Inc. (a related party due to certain common directors and stockholders) for the services of John Simmonds, the Company's CEO, Gary Hokkanen, the Company's CFO and Carrie Weiler, the Company's Corporate Secretary, and other non executive personnel, $60,000 paid to Wireless Age Communications, Inc. also a related party due to certain common officers, directors and ownership, and other managerial level accounting and finance personnel, and $9,000 paid to David Smardon, Chairman of the Board of Directors, for strategic consulting services.

The Company also incurred professional and consulting fees of $74,704 in the three month period ended September 30, 2005 compared to $0 in the same period ended September 30, 2004. Professional and consulting fees consisted of services provided for investor relations paid with 78,000 shares of the Company's common stock valued at $60,000, $15,000 of which has been expensed in the current quarter, technology development costs associated with a new application of the low-cost cell phone in the gaming marketplace, paid with 650,000 shares of the Company's common stock, valued at $130,000 of which $25,000 has been expensed in the current quarter, legal and accounting fees totaling $26,106 and consulting fees of $8,598.

The loss on operations was ($217,859) in the three month period ended September 30, 2005 compared to ($57,752) the same period ended September 30, 2004. Loss per share was ($0.01) in 2005 compared to ($0.00) in 2004.

Management expects the operating losses to continue until all necessary business partners are assembled and commercially reasonable terms have been negotiated.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE SIMILAR PERIOD ENDED SEPTEMBER 30, 2004

The Company had no revenues in the six month periods ended September 30, 2005 and 2004.

The Company incurred office and general expenses of $11,617 in the six month period ended September 30, 2005 compared to $76,506 in the same period ended September 30, 2004. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $258,000 in the six month period ended September 30, 2005 compared to $0 in the same period ended September 30, 2004. Management fees consisted of $120,000 paid to Simmonds Mercantile and Management Inc. (a related party due to certain common directors and stockholders) for the services of John Simmonds, the Company's CEO, Gary Hokkanen, the Company's CFO and Carrie Weiler, the Company's Corporate Secretary, and other non executive personnel, $120,000 paid to Wireless Age Communications, Inc. also a related party due to certain common officers, directors and ownership, and other managerial level accounting and finance personnel, and $18,000 paid to David Smardon, Chairman of the Board of Directors, for strategic consulting services.

The Company also incurred professional and consulting fees of $138,858 in the six month period ended September 30, 2005 compared to $0 in the same period ended September 30, 2004. Professional and consulting fees consisted of services provided for investor relations paid with 78,000 shares of the Company's common stock valued at $60,000, $30,000 of which has been expensed in the current six month period, technology development costs associated with a new application of the low-cost cell phone in the gaming marketplace, paid with 650,000 shares of the Company's common stock, valued at $130,000 of which $50,000 has been expensed in the current six month period.

The loss on operations was ($415,254) in the six month period ended September 30, 2005 compared to ($76,506) the same period ended September 30, 2004. Loss per share was ($0.01) in 2005 compared to ($0.00) in 2004.

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

Intangible Assets

The Company regularly reviews all of its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

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

FINANCIAL CONDITION

Total assets of the Company decreased from $194,452 at March 31, 2005 to $133,213 at September 30, 2005. The decrease in total assets during the quarter ended September 30, 2005 is the result of a decrease in the cash and prepaid expenses.

Tools and molds, net of accumulated depreciation of $0 remained the same at $25,000 as no depreciation was taken during the quarter ended September 30, 2005. Depreciation was not taken due to the Company not manufacturing any products during the period.

Intangible assets totaling $30,003 that were acquired during the previous year were still carried at cost on the balance sheet at September 30, 2005. These intangible assets include software development costs, patents, licenses and other assets. Amortization expense was not recorded on software development costs because the software has not yet been fully developed.

Total liabilities of the Company increased from $326,739 at March 31, 2005 to $555,754 at September 30, 2005. The increase is the result of an increase in accounts payables and additional borrowings from related parties. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves.

The stockholders' deficit increased from ($132,287) at March 31, 2005 to ($422,541) at September 30, 2005. The increase is attributable to a net increase in common stock, additional paid-in capital offset by the loss for the year. Common stock and additional paid-in capital increased by $125,000. (See Statement of Stockholders' Equity contained in the financial statements).

The Company's accumulated deficit increased from ($577,590) at March 31, 2005 to ($992,844) at September 30, 2005 as a result of the ($415,254) loss for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had a working capital deficit of $477,544. The Company had a bank balance of $671 at September 30, 2005 arising from expenditures on operating expenses and equity private placements completed. The Company also expects to rely on its current inventory to assist in the settlement of liabilities as they come due. However the Company is largely reliant upon the ability of the Company to arrange equity private placements or alternatively advances from related parties to pay any expenses incurred. In addition to normal accounts payable of $92,695 the Company also owes related companies $463,059. Its only source for capital could be sale or licensing of the patents held by the Company, loans, or private placements of common stock.

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

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. Other Information

Item 1.     Legal Proceedings

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2005 the Company issued 350,000 shares of common stock to Phantom Fibre Corporation, valued at a total of $65,000. These shares were issued as the final instalment for services and assets received in a previous quarter. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.           Description

Exhibit 31.1          Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2          Rule 13a-14(a) Certification of Chief Financial Executive.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

On July 21, 2005, the Company filed a Form 8-K with the Commission in connection with the change of the Company's name from Azonic Corporation to Midland International Corporation, and the change of the Company's stock symbol to MLIC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Midland International Corporation

Date:  November 14, 2005                By: /s/ John G. Simmonds
                                            ----------------------------
                                                     Name:    John G. Simmonds
                                                     Title:   CEO/Director

Date:  November 14, 2005                By: /s/ Gary N. Hokkanen
                                            ----------------------------
                                                     Name:    Gary N. Hokkanen
                                                     Title:   CFO