Form 10QSB
period 2005-12-31
Midland International CORP
filed 2006-02-14
CIK 1099561

As filed with the Securities and Exchange Commission on February 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission File No. 0-28315

MIDLAND INTERNATIONAL CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

AZONIC CORPORATION
(Former name of corporation if changed since last report)

Nevada	84-1517404
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

765 15th Sideroad
King City, Ontario, Canada L7B 1K5
(Address of Principal Executive Offices)

(905) 773-1987
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes[ ] No[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes[ ] No[X]

The issuer’s revenue for the quarter ended December 31, 2005 was $60,000.

As of January 27, 2005, the number of common stock outstanding was 32,828,000.

Midland International Corporation
(A Development Stage Company)

PART I. Financial Information

Item 1. Condensed Financial Statements

Midland International Corporation
(A Development Stage Company)
Condensed Balance Sheet
December 31, 2005
(UNAUDITED)

December 31, 2005 (Unaudited)
ASSETS

Current Assets:
Note receivable (Note 5)	$60,000
Prepaid expenses	548
Total current assets	60,548

Intangible assets	30,000

TOTAL ASSETS	$90,548

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities	$148,744
Due to related parties (Note 4)	532,901
Stock Subscriptions Payable (Note 6)	85,697
Total current liabilities	767,342

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, No shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,828,000 shares issued and outstanding at December 31, 2005	30,828
Additional paid-in capital	539,475
Accumulated deficit	(1,247,097)
Total stockholders’ deficiency	(676,794)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$90,548

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statements of Operations
(UNAUDITED)
	Three Months Ended December 31,		Nine Months Ended December 31,		May 1, 1996 (Inception) to December 31,
	2005	2004	2005	2004	2005

Revenues	$60,000	$-	$60,000	$-	60,000

Cost of sales	49,500	-	49,500	-	49,500
Gross profit	10,500	-	10,500	-	10,500

Operating expenses:
Management fees	129,000	129,000	387,000	129,000	637,000
Office and general	37,098	18,418	48,715	94,924	179,505
Professional and consulting	81,288	48,200	220,146	48,200	416,896
Amortization	-	-	-	-	50
Total operating expenses	247,386	195,618	655,861	272,124	1,233,451

Net loss before other expenses and income taxes	(236,886)	(195,618)	(645,361)	(272,124)	(1,222,951)

Other expenses
Interest expense	7,364	-	14,143	-	14,143
Loss on disposition of capital asset	10,003	-	10,003	-	10,003

Net loss before income taxes	(254,253)	(195,618)	(669,507)	(272,124)	(1,247,097)

Provision for income taxes	-	-	-	-	-

Net loss	$(254,253)	$(195,618)	$(669,507)	$(272,124)	$(1,247,097)

Weighted average number of common shares outstanding - Basic and diluted	30,828,000	25,089,652	30,442,909	24,364,538	17,828,475
Loss per share of common stock - Basic and diluted	$(0.01)	($0.01)	$(0.02)	($0.01)	($0.07)

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statement of Change in Stockholders’ Deficiency
May 1, 1996 to December 31, 2005
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Income (Deficit)	Total Stockholders’ Deficiency
Balance, May 1, 1996	-	$-	-	-	-

Issuance of common stock	24,000,000	24,000	(23,700)	-	300

Net loss for the period from inception to March 31, 2004	-	-	-	(19,186)	(19,186)

Balance, March 31, 2004	24,000,000	$24,000	(23,700)	(19,186)	(18,886)

Exchange of debt for equity	-	-	30,500	-	30,500

Shares issued as consideration for assets purchased	3,000,000	3,000	71,503	-	74,503

Common stock issued for services	78,000	78	59,922	-	60,000

Issuance of common stock pursuant to private placements	1,250,000	1,250	213,750	-	215,000

Common stock issued for consulting services provided	650,000	650	64,350	-	65,000

Net loss for the year ended March 31, 2005	-	-	-	(558,404)	(558,404)
Balance, March 31, 2005	28,978,000	$28,978	416,325	(577,590)	(132,287)

Issuance of common stock pursuant to cash received in prior period	900,000	900	(900)	-	-

Issuance of common stock pursuant to private placements	600,000	600	59,400	-	60,000

Common stock issued for consulting services provided	350,000	350	64,650	-	65,000

Net loss for the period ended December 31, 2005	-	-	-	(669,507)	(669,507)

Balance, December 31, 2005	30,828,000	$30,828	539,475	(1,247,097)	(676,794)

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended December 31,		May 1, (Inception)to December 31,

	2005	2004	2004
Net cash used in operations
Net loss	$(669,507)	$(272,124)	$(1,247,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	50
Loss on disposal of capital asset	10,003	-	10,003
Common stock for consulting services provided	106,667	-	160,250
Changes in operating assets and liabilities:
Inventory	49,500	-	49,500
Prepaid expenses	(548)	5,000	(548)
Accounts payable and accrued liabilities	78,613	44,715	148,744
Net cash used in operating activities	(425,272)	(222,409)	(879,098)

Cash flows provided by investing activities:
Proceeds from disposition of capital assets	15,000	-	15,000
Net cash provided by investing activities:	15,000	-	15,000

Cash flows provided by financing activities:
Increase in note receivable	(60,000)	-	(60,000)
Proceeds from stock subscription payable	85,697	-	85,697
Proceeds from the Issuance of common stock	60,000	-	275,000
Proceeds from due to related parties	276,293	215,036	563,401
Net cash provided by financing activities:	361,990	215,036	864,098

Increase in cash	(48,282)	(7,373)	-
Cash, beginning of period	48,282	7,500	-
Cash, end of period	$-	$127	$-

Supplemental Cash Flow Information:
	Nine Months Ended December 31,		May 1, (Inception) to December 31,
	2005	2004	2005

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Non-Cash Investing and Financing Activities
Exchange of debt for equity	$-	$-	$30,500
Shares issued as consideration for assets purchased	$-	$-	$74,503
Issuance of common stock for services	$65,000	$-	$190,250

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)

Notes to the Condensed Financial Statements
December 31, 2005
(Unaudited)

Note 1 - Basis of Presentation and business operations

Basis of presentation - Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company had assets of $90,548, had a working capital deficit of $706,794 and a deficit of $1,247,097 at December 31, 2005. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

For the quarter ended December 31, 2005, the Company’s operations were funded through private placement of common equity, the sale of certain assets and services provided by Wireless Age Communications, Inc. (“Wireless Age”), a shareholder of the Company with common management. Although the amounts due to Wireless Age are reflected as current liabilities, there are no specific repayment terms. In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The accompanying condensed unaudited financial statements of Midland International Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2005.

Business operations

The Company was originally incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999 is was re-domiciled to the State of Nevada by merging into its wholly owned subsidiary Azonic Corporation, a Nevada corporation. On July 21, 2005 the Azonic Corporation changed its name to Midland International Corporation (referred to herein as “Midland,” the “Company,” Registrant” and “Issuer”).

Note 2 - Recent developments

Corporate name and stock symbol change

On July 21, 2005 the Company officially changed its name from Azonic Corporation to Midland International Corporation. This was completed by submitting the necessary filings with the United States Securities and Exchange Commission and the State of Nevada. The stock symbol was changed to MLIC.OB effective July 21, 2005.

Celluland USA, Inc.

On December 2, 2005 the Company announced that it had entered into a memorandum of understanding to acquire one hundred percent of the outstanding shares of Celluland USA, Inc. The terms of the proposed acquisition the Company would acquire the use of certain names and marks in the United States, access of Celluland’s manufacturing partners, leases to the Florida headquarters, certain key employees and have existing reseller and distribution agreements assigned, in exchange for a $2,000,000 promissory note due December 15, 2006.

On January 11, 2006, after initial due diligence was completed the Board of Directors of the Company determined that the Celluland acquisition was not in the best interests of the Company and terminated discussions. The Company issued a press release to that effect on January 11, 2006.

Note 3 - Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial statements have, in management’s opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting polices summarized below.

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

Software development costs

Software development meeting revocability tests are capitalized, under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides greater amortization in a particular period. The Company capitalized $30,000 of development costs in the year ended March 31, 2005 and to date no portion of this has been expensed as amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less then its carrying value. No charges for impairment were required in the current period.

Development stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its products. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by FASB.

The Company was substantially inactive from May 1, 1996 through December 31, 2004. Activities began on or about October 1, 2004.

Fair value of financial instruments

The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities, income taxes payable, and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt and due to and from related parties also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Income taxes

The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under the assets and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, a valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and diluted earnings (loss) per share

The Company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

Foreign Currency Translation

The functional currency of the Company is the United States dollars. However, some of the transactions occurred in Canadian dollars which has been translated into US dollars, the reporting currency, in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”. Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income.

Recent issued accounting standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”(“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity, and cash flows.

Note 4 - Related Party Transactions

Periodically, the Company advances funds and pays expenses on behalf of related parties, and funds are advanced and expenses are paid by related parties on behalf of the Company. The notes are unsecured and contain no formal repayment terms; however interest amounting to $7,364 has been imputed at prime + 2% on the average balances for the current quarter. At December 31, 2005, net payables to related parties amounted to $532,901. Related parties of the Company include shareholders and entities under common management.

The Company is obligated to pay $20,000 per month for management services to Wireless Age and a further $20,000 per month to Simmonds Mercantile and Management Inc. (“Simmonds Mercantile”) for executive level management services. Certain shareholders of Simmonds Mercantile are also shareholders of the Company.  During the nine month period ended December 31, 2005 the company incurred $360,000 in management fees under these agreements, $180.000 to Simmonds Mercantile and $180,000 to Wireless Age.

During the 9 month period ended December 31, 2005, the Company paid $9,000 ($3,000 per month) for consulting services provided by David Smardon, a shareholder and Chairman of the Company’s board of directors.

At December 31, 2005, the amounts due to related parties were:

Wireless Age Communications, Inc. including
wholly owned subsidiaries	$436,115
Simmonds Management Mercantile Inc.
and related entities	96,786
$532,901

Note 5 - Note Receivable

On December 21, 2005, the Company entered into an agreement where by it sold all of the inventory on hand to a single corporation. The inventory was sold for $60,000 in exchange for a non-interest bearing promissory note secured by a pledge of 250,000 shares of the corporation that purchased the inventory. The amount will be paid in monthly installments due on the first day of each month following the month in which the inventory is shipped. Any amount outstanding under this note will be due and payable on the 180th calendar day following the execution of this note.

Note 6 - Stock Subscription Payable

Prior to the quarter ended on December 31, 2005, the Company received an advance payment for shares of $85,697 in cash. On January 4, 2006, the Company issued 2,000,000 common shares for the advanced payment.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

BACKGROUND

The Company was incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999, it was re-domiciled to the State of Nevada by merging into its wholly owned subsidiary Azonic Corporation ("Company"), a Nevada corporation. On July 21, 2005 the Company officially changed its name to Midland International Corporation (“Midland”).

The Company is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than described below., nor has the Company established any continuing source of revenue other than interest income since its inception.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED DECEMBER 31, 2005 AS COMPARED TO THE SIMILAR PERIOD ENDED DECEMBER 31, 2004

The Company had revenues of $60,000 in the three month period ended December 31, 2005 and no revenues in the similar quarter for 2004. The Company sold the entire analog cell phone handset inventory in exchange for a $60,000 non-interest bearing promissory note due June 21, 2006. The gross profit earned on the sale was $10,500. The Company also sold all capital assets and intellectual property associated with the analog cell phone handset business for $15,000 cash representing a loss on disposition of $10,003. The reason for the sale was that the analog portion of the business was not central to the development of the business plan.

The Company incurred office and general expenses of $37,098 in the three month period ended December 31, 2005 compared to $18,418 in the same period ended December 31, 2004. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $129,000 in the three month period ended December 31, 2005 compared to $129,000 in the same period ended December 31, 2004. Management fees consisted of $60,000 paid to Simmonds Mercantile and Management Inc. (a related party due to certain common directors and stockholders) for the services of John Simmonds, the Company’s CEO and Carrie Weiler, the Company’s Corporate Secretary, and other non executive personnel, $60,000 paid to Wireless Age Communications, Inc. for the services of Gary Hokkanen, the Company’s CFO. Wireless Age is also considered a related party due to certain common officers, directors and ownership, and other managerial level accounting and finance personnel. The Company also paid $9,000 to David Smardon, Chairman of the Board of Directors, for strategic consulting services.

The Company incurred professional and consulting fees of $81,288 in the three month period ended December 31, 2005 compared to $48,200 in the same period ended December 31, 2004. Professional and consulting fees consisted of services provided for investor relations paid with 78,000 shares of the Company’s common stock valued at $60,000, $10,000 of which has been expensed in the current quarter, technology development costs associated with a new application of the low-cost cell phone in the gaming marketplace, paid with 650,000 shares of the Company’s common stock, valued at $130,000 of which $16,666 has been expensed in the current quarter, legal and accounting fees totaling $18,896, directors fees of $8,100 and consulting fees of $27,626.

The loss on operations was ($254,253) in the three month period ended December 31, 2005 compared to ($195,618) in the same period ended December 31, 2004. Loss per share was ($0.01) in 2005 compared to ($0.01) in 2004.

Management expects the operating losses to continue until all necessary business partners are assembled and commercially reasonable terms have been negotiated.

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED DECEMBER 31, 2005 AS COMPARED TO THE SIMILAR PERIOD ENDED DECEMBER 31, 2004

The Company had revenues of $60,000 in the nine month period ended December 31, 2005 and no revenues in the same nine month period for 2004. The Company sold the entire analog cell phone handset inventory in exchange for a $60,000 non-interest bearing promissory note due June 21, 2006. The gross profit earned on the sale was $10,500. The Company also sold all capital assets and intellectual property associated with the analog cell phone handset business for $15,000 cash representing a loss on disposition of $10,003. The reason for the sale was that the analog portion of the business was not central to the development of the business plan.

The Company incurred office and general expenses of $48,715 in the nine month period ended December 31, 2005 compared to $94,924 in the same period ended December 31, 2004. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $387,000 in the nine month period ended December 31, 2005 compared to $129,000 in the same period ended December 31, 2004. Management fees consisted of $180,000 paid to Simmonds Mercantile and Management Inc. (a related party due to certain common directors and stockholders) for the services of John Simmonds, the Company’s CEO and Carrie Weiler, the Company’s Corporate Secretary, and other non executive personnel, $180,000 paid to Wireless Age Communications, Inc. also a related party due to certain common officers, directors and ownership, for the services of Gary Hokkanen, the Company’s CFO and other managerial level accounting and finance personnel, and $27,000 paid to David Smardon, Chairman of the Board of Directors, for strategic consulting services.

The Company also incurred professional and consulting fees of $220,146 in the nine month period ended December 31, 2005 compared to $48,200 in the same period ended December 31, 2004. Professional and consulting fees consisted of services provided for investor relations paid with 78,000 shares of the Company’s common stock valued at $60,000, $40,000 of which has been expensed in the current nine month period, technology development costs associated with a new application of the low-cost cell phone in the gaming marketplace, paid with 650,000 shares of the Company’s common stock, valued at $130,000 of which $66,667 has been expensed in the current nine month period.

The loss on operations was ($669,507) in the nine month period ended December 31, 2005 compared to ($272,124) in the same period ended December 31, 2004. Loss per share was ($0.02) in 2005 compared to ($0.01) in 2004.

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

Intangibles Assets

The Company regularly reviews all of its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Effective October 1, 2004, the Company adopted SFAS No 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

Fair Value of Financial Instruments
The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, obligations under capital lease and due to and from related parties also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

FINANCIAL CONDITION

Total assets of the Company decreased from $194,452 at March 31, 2005 to $90,548 at December 31, 2005. The decrease in total assets during the quarter ended December 31, 2005 is the result of a decrease in cash, inventory, prepaid expenses, and tools and molding.

The Company sold the entire analog cell phone hand set inventory valued at $49,500 for a $60,000 non-interest bearing promissory note. In addition the Company sold all capital assets and intellectual property rights associated with the analog cell phone business for $15,000 cash.

Intangible assets totaling $30,000 that were acquired during the previous year were still carried at cost on the balance sheet at December 31, 2005. These intangible assets include software development costs. Amortization expense was not recorded on software development costs because the software has not yet been fully developed.

Total liabilities of the Company increased from $326,739 at March 31, 2005 to $681,645 at December 31, 2005. The increase is the result of an increase in accounts payables and additional borrowings from related parties. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves.

The stockholders’ deficit increased from ($132,287) at March 31, 2005 to ($676,794) at December 31, 2005. The increase is attributable to a net increase in common stock, additional paid-in capital offset by the loss for the year. Common stock and additional paid-in capital increased by $125,000. (See Statement of Stockholders’ Equity contained in the financial statements).

The Company’s accumulated deficit increased from ($577,590) at March 31, 2005 to ($1,247,097) at December 31, 2005 as a result of the ($669,507) loss for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had a working capital deficit of $706,794. The Company is largely reliant upon the ability of the Company to arrange equity private placements or alternatively advances from related parties to pay any expenses incurred. In addition to normal accounts payable of $148,744 the Company also owes related companies $532,901. Its only source for capital could be loans or private placements of common stock.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2005.

Plan of Operations and Need for Additional Funding

The current cash resources are insufficient to support the business over the next 12 months and the Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business operations whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding. Management has taken steps to begin sourcing the necessary funding to begin to execute the business plan.

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

Going concern qualification. The Company has incurred significant losses from operations for the quarter ended December 31, 2005, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company does not have any contractual debt obligations and or any other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The Company is obligated to pay $40,000 monthly management fee to a related party for management services and $3,000 per month to the Chairman of the Board for strategic consulting services. The Company shares its premises located at 765 15th Sideroad, King City, Ontario, Canada L7B 1K5, with Simmonds Mercantile and Management Inc. an entity with common officers and management. The Company pays no rent for the premises.

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

PART II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issued 350,000 common shares to Phantom Fibre Corporation valued at $65,000. These shares were issued as the final instalment for services and assets received in a previous quarter.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 14, 2006	BY:	/s/ John G. Simmonds
John G. Simmonds CEO/Director

DATE: February 14, 2006	BY:	/s/ Gary N. Hokkanen
Gary N. Hokkanen CFO