Form 10KSB
period 2006-03-31
Midland International CORP
filed 2006-07-14
CIK 1099561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                    For the fiscal year ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from_____ to_____

                           Commission File No. 0-28315

                        MIDLAND INTERNATIONAL CORPORATION
              (Exact Name of Small Business Issuer in Its Charter)

                               AZONIC CORPORATION
            (Former Name of Corporation if Changed Since Last Report)

                NEVADA                                     84-1517404
    (State or Other Jurisdiction                        (I.R.S. Employer
         of Incorporation)                             Identification No.)

                                765 15TH SIDEROAD
                       KING CITY, ONTARIO, CANADA L7B 1K5
                    (Address of Principal Executive Offices)

                                 (905) 773-1987
                (Issuer's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par
value $0.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's revenues for the fiscal year ended March 31, 2006 were $60,000.

Based on the closing price on June 30, 2006 of $0.07 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $11,628,857.

As of July 3, 2006, the number of shares outstanding of the registrant's Common Stock was 33,417,654 shares.

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: The Definitive Proxy Statement for the issuer's 2006 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X].

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

Midland International Corporation was incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation ("Azonic Colorado") on June 23, 1998. On November 12, 1999, it was re-domiciled to the state of Nevada by merging into its wholly owned subsidiary Azonic Corporation, a Nevada corporation. On July 21, 2005 the Company changed its name to Midland International Corporation (referred to herein as "Midland International," the "Company," "Registrant" and "Issuer").

CORPORATE OFFICES

The corporate offices are located at 765 15th Sideroad, King City, Ontario, Canada L7B 1K5 at the offices of Simmonds Mercantile and Management Inc., a company solely owned by an officer and director of the Company. The Company pays no rent for the shared use of this facility.

BUSINESS PLAN

Midland International had planned to market low-cost, wireless devices including cellular phones, but due to difficulties in assembling the necessary business partners is evaluating other business opportunities. The Company disposed of all of the analog handsets and intellectual property associated with the analog business plan to a third party. The third party has not been successful in advancing the analog low-cost opportunity. The Company therefore is considering all available options including a complete change in business direction.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs to carry out its business plan. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital will be a significant impediment in accomplishing the goal of completing its business plan. There is no assurance, however, that without funds it will ultimately allow the Company to compete.

The Company's audit opinion contains "going concern" language. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company is a startup business with non-recurring revenues, a working capital deficit of $791,380 and an accumulated deficit of $1,472,440. The effect of such conditions could easily be to cause the Company's bankruptcy, even when there are no assets to liquidate in Bankruptcy.

RECENT DEVELOPMENTS

Corporate name and stock symbol change

On July 21, 2005 the Company officially changed its name from Azonic Corporation to Midland International Corporation. This was completed by submitting the necessary filings with the United States Securities and Exchange Commission and the State of Nevada. The stock symbol was changed to MLIC.OB effective July 21, 2005.

ITEM 2 - DESCRIPTION OF PROPERTY

The executive offices of the Company are located at 765 15th Sideroad, King City, Ontario, Canada L7B 1K5 (tel. 905-773-1987, fax 905-773-1241) at the
premises of Simmonds Mercantile and Management Inc., an entity solely owned by an officer and director of the Company. The Company does not pay rent for the use of these facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is unaware of any material pending legal proceedings to which the Company is a party or of which any of its property is subject. The Company's management is not aware of any threatened proceedings by any person, organization or governmental authority.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      (a) During the fiscal year ended March 31, 2006, the Common Shares were quoted under symbol "MLIC" on both the Pink Sheets operated by the National Quotation Bureau and on the OTC Bulletin Board.

2005 FISCAL YEAR (4/1/04 TO 3/31/05)
                                             High                   Low
1st Quarter (4/1/04-6/30/04)                 *                      *
2nd Quarter (7/1/04-9/30/04)                 *                      *
3rd Quarter (10/1/04-12/31/04)               1.45                   0.75
4th Quarter (1/1/05-3/31/05)                 0.90                   0.50

2006 FISCAL YEAR (4/1/05 TO 3/31/06)
                                             High                   Low
1st Quarter (4/1/05-6/30/05)                 0.55                   0.35
2nd Quarter (7/1/05-9/30/05)                 0.55                   0.07
3rd Quarter (10/1/05-12/31/05)               0.51                   0.05
4th Quarter (1/1/06-3/31/06)                 0.15                   0.06

* No reliable quotes are available due to inactivity in the Pink Sheets and the OTC Bulletin Board. During the portion of the 2nd Quarter from July 13, 2004 until September 30, 2004, the low was .25 and the high was 1.90.

      There is currently only a limited public market for Midland International's common stock on the OTC Bulletin Board, and no assurance can be given that such a market will develop or that a stockholder will ever be able to liquidate his investment without considerable delay, if at all. If such a market should develop, the price may be highly volatile. Unless and until Midland International's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

      For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Midland International's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Midland International's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

      (b) As of March 31, 2006, there were 93 stockholders of record of the Registrant's common stock, including 48 beneficial holders.

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

RESULTS OF OPERATION

Overview

The Company had planned to market low-cost, wireless devices including cellular phones, but due to difficulties in assembling the necessary business partners, to be successful, is evaluating other business opportunities. During fiscal 2006, the Company disposed of all of the analog handsets and intellectual property associated with the analog business plan to a distributor. The distributor has not been successful in advancing the analog low-cost opportunity. The Company therefore is considering all available options including a complete change in business direction.

TWELVE MONTH PERIOD ENDED MARCH 31, 2006 AND 2005

The Company had revenues of $60,000 in the twelve month period ended March 31, 2006 and no revenues in the same twelve month period for 2005. The Company sold the entire analog cell phone handset inventory in exchange for a $60,000 non-interest bearing promissory note due June 21, 2006. The gross profit earned on the sale was $10,500. The Company also sold all capital assets and intellectual property associated with the analog cell phone handset business for $15,000 cash representing a loss on disposition of $10,003. The reason for the sale was that the analog portion of the business was not central to the development of the business plan.

The Company incurred office and general expenses of $112,438 in the twelve month period ended March 31, 2006 compared to $111,654 in the same period ended March 31, 2005. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $456,000 in the twelve month period ended March 31, 2006 compared to $268,000 in the same period ended March 31, 2005. Management fees consisted of $240,000 paid to Simmonds Mercantile and Management Inc. (a related party due to certain common directors and stockholders) for the services of John Simmonds, the Company's CEO and Carrie Weiler, the Company's Corporate Secretary, and other non executive personnel, $180,000 paid to Wireless Age Communications, Inc. also a related party due to certain common officers, directors and ownership, for the services of Gary Hokkanen, the Company's CFO and other managerial level accounting and finance personnel, and $36,000 paid to David Smardon, Chairman of the Board of Directors, for strategic consulting services.

The Company also incurred professional and consulting fees of $288,370 in the twelve month period ended March 31, 2006 compared to $178,750 in the same period ended March 31, 2005. Professional and consulting fees consisted of services provided for investor relations paid with 78,000 shares of the Company's common stock valued at $60,000, $40,000 of which has been expensed in the current twelve month period, technology development costs associated with a new application of the low-cost cell phone in the gaming marketplace, paid with 1,000,000 shares of the Company's common stock, valued at $130,000 of which $66,667 has been expensed in the current twelve month period.

The loss on operations was ($894,850) in the twelve month period ended March 31, 2006 compared to ($558,404) in the same period ended March 31, 2005. Loss per share was ($0.03) in 2006 compared to ($0.02) in 2005.

Management expects the operating losses to continue until all necessary business partners are assembled and commercially reasonable terms have been negotiated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

Effective October 1, 2005, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

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

FINANCIAL CONDITION

Total assets of the Company decreased from $194,452 at March 31, 2005 to $0 at March 31, 2006. The decrease in total assets during the year ended March 31, 2006 is primarily the result of the disposition of all assets.

Capital assets, net of accumulated depreciation decreased from $25,000 at March 31, 2005 to $0 at March 31, 2006. The decrease is the result of the disposition of all capital assets.

Intangible assets totaling $30,003 acquired during the previous year were disposed of leaving a balance of $0 on the balance sheet at March 31, 2006.

Total liabilities of the Company increased from $326,739 at March 31, 2005 to $791,380 at March 31, 2006. The increase is the result of borrowings from related parties. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves.

The stockholders' deficiency increased from ($132,287) at March 31, 2005 to ($791,380) at March 31, 2006. The increase is attributable to a net increase in common stock, additional paid-in capital and other comprehensive income offset by the loss for the year. Common stock, common stock subscribed and additional paid-in capital increased by $235,757. (See Statement of Stockholders' Equity contained in the financial statements).

The Company's accumulated deficit increased from ($577,590) at March 31, 2005 to ($1,472,440) at March 31, 2006 as a result of the ($894,850) loss for the year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had a working capital deficit of $791,380. The Company had no cash balances at March 31, 2006 and the Company is largely reliant upon the ability of the Company to arrange equity private placements or alternatively advances from related parties to pay any expenses incurred. In addition to normal accounts payable of $108,102 the Company also owes related companies $683,174. Its only source for capital could be loans or private placements of common stock.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at March 31, 2006.

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

Going concern qualification: The Company has incurred significant losses from operations for the year ended March 31, 2006, and such losses are expected to continue. In addition, the Company has a working capital deficit of $791,380 and an accumulated deficit of $1,472,440. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company does not have any contractual debt obligations and or any other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The Company is obligated to pay $20,000 monthly management fee to a related party for management services and $3,000 per month to the Chairman of the Board for strategic consulting services. The Company shares its premises located at 765 15th Sideroad, King City, Ontario, Canada L7B 1K5, with Simmonds Mercantile and Management Inc. an entity owned by a director, officer and stockholder of the Company. The Company pays no rent for the premises.

ITEM 7 - FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
 and Stockholders
Midland International Corporation
(Formerly Azonic Corporation)
(A Development Stage Company)
Nevada

      We have audited the accompanying balance sheets of Midland International Corporation (a development stage company) as of March 31, 2006, and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Midland International Corporation (a development stage company) for the period from May 1, 1996 (Date of Inception) to March 31, 2004 were audited by other auditors whose report dated May 3, 2004, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming Midland International Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
July 10, 2006

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 March 31, 2006
                             (Stated in US dollars)
--------------------------------------------------------------------------------


                                     ASSETS

                                                                        2006
                                                                        ----

TOTAL ASSETS                                                        $        --
                                                                    ===========


                                   LIABILITIES

CURRENT LIABILITIES
     Bank overdraft                                                 $       104
     Accounts payable and accrued liabilities                           108,102
     Due to related parties (Note 4)                                    683,174
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               791,380
                                                                    -----------



                            STOCKHOLDERS' DEFICIENCY

     Preferred stock, $0.001 par value; 5,000,000
      shares authorized, no shares issued and outstanding                    --
     Common stock, $.001 par value; 100,000,000 shares
      authorized, 33,228,000 shares issued and outstanding (Note 5)      33,228
     Additional paid-in capital                                         647,832
     Accumulated deficit                                             (1,472,440)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (791,380)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $        --
                                                                    ===========


    The accompanying notes are an integral part of these financial statements

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
           For the years ended March 31, 2006 and 2005 and the period from May 1, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                       Year           May 1, 1996
                                                  Year Ended          Ended          (Inception) to
                                                   March 31,         March 31,          March 31,
                                                     2006              2005               2006
                                                ------------       ------------       ------------
REVENUES                                        $     60,000       $         --       $     60,000

COST OF SALES                                         49,500                 --             49,500
                                                ------------       ------------       ------------
GROSS PROFIT                                          10,500                 --             10,500

SELLING AND ADMINISTRATIVE COSTS
     Management fees                                 456,000            268,000            724,000
     Office and general                              112,438            111,654            243,228
     Professional and consulting fees                288,370            178,750            467,120
     Amortization                                         --                 --                 50
                                                ------------       ------------       ------------

TOTAL COSTS AND EXPENSES                             856,808            558,404          1,434,398
                                                ------------       ------------       ------------

NET LOSS FROM OPERATIONS                            (846,308)          (558,404)        (1,423,898)

Other expenses:
Interest                                               8,539                 --              8,539
Realized loss on disposal of assets                   10,003                 --             10,003
Write off of intangible assets                        30,000                 --             30,000
                                                ------------       ------------       ------------

NET LOSS BEFORE INCOME TAXES                        (894,850)          (558,404)        (1,472,440)

Provision for income taxes (Note 3)                       --                 --                 --
                                                ------------       ------------       ------------

NET LOSS                                        $   (894,850)      $   (558,404)      $ (1,472,440)

                                                ============       ============       ============


Loss per share of common stock - Basic and
Diluted                                         $      (0.03)      $      (0.02)      $      (0.08)
                                                ============       ============       ============

Weighted average number of common
shares outstanding - Basic and Diluted            31,027,176         25,081,967         18,200,950
                                                ============       ============       ============

    The accompanying notes are an integral part of these financial statements

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                Statement of Changes in Stockholders' Deficiency
                    Period from May 1, 1996 to March 31, 2005

                                             Common stock
                                      ----------------------------
                                                           Par            Additional        Accumulated
                                                          Value           Paid - In       (Deficit) from
                                        Shares            Amount            Capital          Inception             Total
                                      ----------        ----------        ----------         ----------         ----------
BALANCE, MAY 1, 1996                          --        $       --        $       --         $       --         $       --
                                      ----------        ----------        ----------         ----------         ----------
Issuance of common stock              24,000,000            24,000           (23,700)                --                300
Net loss from inception to
March 31, 2003                                --                --                --               (300)              (300)
                                      ----------        ----------        ----------         ----------         ----------

BALANCE, MARCH 31, 2003               24,000,000        $   24,000        $  (23,700)        $     (300)        $       --

Net loss for year ended March
31, 2004                                      --                --                --            (18,886)           (18,886)
                                      ----------        ----------        ----------         ----------         ----------
BALANCE, MARCH 31, 2004               24,000,000        $   24,000        $  (23,700)        $  (19,186)        $  (18,886)

Exchange of debt for equity                   --                --            30,500                 --             30,500

Issuance of common stock to
purchase assets                        3,000,000             3,000            71,503                 --             74,503

Issuance of common stock for
consulting services                       78,000                78            59,922                 --             60,000

Issuance of common stock
pursuant to private placements         1,250,000             1,250           213,750                 --            215,000

Common stock issued for
consulting services provided             650,000               650            64,350                 --             65,000

Net loss for year ended March
31, 2005                                      --                --                --           (558,404)          (558,404)
                                      ----------        ----------        ----------         ----------         ----------
BALANCE, MARCH 31, 2005               28,978,000        $   28,978        $  416,325         $ (577,590)        $ (132,287)
                                      ==========        ==========        ==========         ==========         ==========

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                Statement of Changes in Stockholders' Deficiency
                        For the year ended March 31, 2006

                                                Common stock
                                       ------------------------------
                                                              Par             Additional         Accumulated
                                                             Value            Paid - In        (Deficit) from
                                          Shares             Amount            Capital            Inception              Total
                                       -----------        -----------        -----------         -----------         -----------
BALANCE, MARCH 31, 2005                 28,978,000        $    28,978        $   416,325         $  (577,590)        $  (132,287)

Issuance of common stock for
cash received prior to March
31, 2006                                   900,000                900               (900)                 --                  --

Issuance of common stock
pursuant to private placements             600,000                600             59,400                  --              60,000

Issuance of common stock for
consulting services provided               350,000                350             64,650                  --              65,000

Issuance of common stock
pursuant to private placements           2,400,000              2,400            100,297                  --             102,697

Cash received for shares issued
after year end                                  --                 --              8,060                  --               8,060

Net loss for year ended March
31, 2006                                        --                 --                 --            (894,850)           (894,850)
                                       -----------        -----------        -----------         -----------         -----------

BALANCE, MARCH 31, 2006                 33,228,000        $    33,228        $   647,832         $(1,472,440)        $  (791,380)
                                       ===========        ===========        ===========         ===========         ===========

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOW For the
                  years ended March 31, 2006 and 2005 and from
                May 1, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                            FOR THE YEAR       FOR THE YEAR        MAY 1, 1996
                                                                ENDED              ENDED           (INCEPTION)
                                                              MARCH 31,          MARCH 31,         TO MARCH 31,
                                                                2006               2005                2006
                                                           -----------         -----------         -----------
OPERATING ACTIVITIES
     Net (loss)                                               (894,850)           (558,404)        $(1,472,440)
     ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET
     CASH(USED) BY OPERATING ACTIVITIES:
           Amortization                                             --                  --                  50
        Write down of intangible assets                         30,000                  --              30,000
        Bad debt expense                                        60,000                  --              60,000
        Loss on disposal of capital assets                      10,003                  --              10,003
        Issuance of common stock for services                  106,667              53,333             160,250
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Decrease (increase) in accounts receivable             (60,000)                 --             (60,000)
        Decrease (increase) in inventory                        49,500                  --              49,500
         Increase (decrease) in accounts payable                37,971              68,847             108,102
                                                           -----------         -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (660,709)           (436,224)         (1,114,535)
                                                           -----------         -----------         -----------

INVESTING ACTIVITIES
     Proceeds from disposal of capital assets                   15,000                  --              15,000
                                                           -----------         -----------         -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             15,000                  --              15,000
                                                           -----------         -----------         -----------

FINANCING ACTIVITIES
     Increase in bank indebtedness                                 104                  --                 104
     Proceeds from private placements                          170,757             215,000             385,757
     Increase in due to related parties                        426,566             262,006             713,674
                                                           -----------         -----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            597,427             477,006           1,099,535
                                                           -----------         -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (48,282)             40,782                  --

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    48,282               7,500                  --
                                                           -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $        --              48,282         $        --
                                                           ===========         ===========         ===========

    The accompanying notes are an integral part of these financial statements

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOW For the
                  years ended March 31, 2006 and 2005 and from
                May 1, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                            FOR THE YEAR       FOR THE YEAR        MAY 1, 1996
                                                                ENDED              ENDED           (INCEPTION)
                                                              MARCH 31,          MARCH 31,         TO MARCH 31,
                                                                2006               2005                2006
                                                               ------            --------            --------
Cash paid during the year for:

     Interest                                                      --                  --            $     --
      Income taxes                                                 --                  --                  --
                                                               ------            --------            --------

Non-cash investing activities:

Stock issued in exchange for consulting services                   --              60,000            $ 60,000

Stock issued in exchange for asset acquisition                     --              74,503              74,503

Stock issued in exchange for technology development                --              65,000              65,000
                                                               ------            --------            --------

Total non-cash investing activities                                --             199,503            $199,503

    The accompanying notes are an integral part of these financial statements

                        MIDLAND INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2006 and 2005 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

GOING CONCERN BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has no assets, has a working capital deficit of $791,380 and an accumulated deficit of $1,472,440 at March 31, 2006. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

For the year ended March 31, 2006, the Company's operations were partially funded by related parties and partially through the issuance of equity private placements. In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

DESCRIPTION OF BUSINESS

The financial statements presented are those of Midland International Corporation (the "Company"). The Company is a development stage company since planned business operations have not commenced. As of January 1, 2005, the Company adopted a new business plan. The Company's plan is to become a retailer of a line of low-cost "pay as you go" cellular phones. The Company is also evaluating other business opportunities.

The Company was initially incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on June 23, 1998. On November 12, 1999, it was re-domiciled in the State of Nevada by merging into its wholly owned subsidiary, Midland International Corporation, which now is the name of the Company. As a result of the merger, the Company has changed the par value of its common stock to $.001. The accompanying financial statements have been restated to reflect this change.

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

                        MIDLAND INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2006 and 2005 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include time deposit, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federal insured amounts.

SOFTWARE DEVELOPMENT COSTS

Software development costs meeting revocability tests are capitalized, under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and amortized on a product-by-product basis over their economic life, ranging from three to five years, or the ratio of current revenues to current and anticipated revenues from such software, whichever provides greater amortization in a particular period. The Company capitalized $30,000 of development costs in 2005 and $0 of development costs in 2006. The Company amortized $0 of development costs in 2006 and 2005. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. It was determined by the management of the Company that the software development costs no longer had any value and were written off at March 31, 2006.

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

The Company was substantially inactive from May 1, 1996 through September 30, 2004. Activities began on or about October 1, 2004.

The Company had revenues of $60,000 in the twelve month period ended March 31, 2006. The Company sold the entire analog cell phone handset inventory to a single customer in exchange for a $60,000 non-interest bearing promissory note due June 21, 2006. The gross profit earned on the sale was $10,500. The Company also sold all capital assets and intellectual property associated with the analog cell phone handset business to the same customer for $15,000 cash resulting in the loss on disposal of capital assets of $10,003. The Company remains a development stage enterprise as this stream of revenue is non-recurring.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The carrying value of notes payable and due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

                        MIDLAND INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2006 and 2005 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

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

NOTE 3 - INCOME TAXES

The provision for income taxes has the following components.

                                                2006          2005
                                                ----          ----
                Current income taxes             --            --
                Deferred income taxes            --            --
                                              ----------------------
                                                 --            --

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                               2006             2005
                                               ----             ----
Deferred tax assets (liabilities)
    Net operating loss carryforwards         530,000          202,000
    Valuation allowance                     (530,000)        (202,000)
                                            --------------------------
Net deferred tax assets (liability)             --               --

                        MIDLAND INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2006 and 2005 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

At March 31, 2006 the Company has net operating loss carryforwards of $1,473,000. If not used, the carryforwards will expire as follows:


                           2024                19,000
                           2025               558,000
                           2026               896,000
                                        --------------
                                            1,473,000
                                        ==============

NOTE 4 - RELATED PARTY TRANSACTIONS

Periodically expenses of the Company are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables to related parties with no specific terms of repayment. At March 31, 2006, payables to related parties amounted to $683,174. Related parties of the Company include entities under common management.

The Company was obligated to pay $20,000 per month to December 2005 for management services of certain executives to Wireless Age Communications Inc. ("Wireless Age"). On December 31, 2005, the Company terminated the management services agreement and provided Wireless Age an 8% promissory note in the amount of $424,734, pursuant to which the Company agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. The Company also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of the Company to Wireless Age. According to the terms of the promissory note, Wireless Age has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of the Company's common stock at $0.035 per share. At March 31, 2006, the Company was in default under the terms of the promissory note. The Company received and additional cash advance of $4,380 since December and interest of $8,539 was accrued on the note based on the terms of the promissory note.

The Company is obligated to pay Simmonds Mercantile and Management Inc. ("Simmonds Mercantile") $20,000 per month for certain executive level management services. The Company's head office was also located at the offices of Simmonds Mercantile. Simmonds Mercantile is solely owned by the Company's CEO John Simmonds. At March 31, 2006, Simmonds Mercantile was owed $145,217 for unpaid management services. In addition, King Stables an entity also owned by John Simmonds was owed $64,304 by the Company.

Pursuant to the terms of consulting services agreement with David Smardon, a shareholder and director the Company, the Company is obligated to pay $3,000 per month for his strategic consulting services. At March 31, 2006 the Company owed $36,000 for consulting services provided.

At March 31, 2006, the amounts due to related parties were:

             Wireless Age Communications, Inc. Secured
             Promissory Note                              $437,653
             Simmonds Mercantile and related entities      209,521
             David Smardon                                  36,000
                                                          --------
                                                          $683,174
                                                          --------

                        MIDLAND INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   March 31, 2006 and 2005 and the period from
                May 1, 1996 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

NOTE 5 - SHAREHOLDERS' EQUITY

PREFERRED STOCK
No shares of the Company's preferred stock have been issued as of March 31, 2006. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions at a date in the future.

COMMON STOCK

The Company has the authority to issue 100,000,000 shares of common stock, par value $.001 per share. The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

As of March 31, 2006, there were 33,228,000 shares of common stock issued and outstanding.

During fiscal 2006, the Company issued 900,000 shares of its common stock in exchange for cash of $90,000 ($0.10 per share) received in the previous period.

Also during 2006, the Company raised $60,000 by issuing 600,000 shares of its common stock for $0.10 per share.

Also during 2006, the Company issued the remaining 350,000 shares of its common stock valued at $65,000 in accordance with the contract to development of certain technology and the 12 month service contract entered into during 2005. At March 31, 2006, $100,000 of the 12 month support and service contract has been expensed and $0 remained.

Also during 2006, the Company raised $102,697 by issuing 2,400,000 shares of its common stock for $0.0425 per share.

During March the Company received $8,060 under a private placement of 189,654 shares of its common stock ($0.0425 per share). Such share certificates were not issued as at March 31, 2006 and accordingly the amount was recorded as additional paid in capital.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has no lease commitments.

Consulting and Management Services Agreements:

On October 1, 2004, the Company entered into a 2 year consulting agreement with David Smardon, a director and shareholder the Company, pursuant to which he would provide consulting services to the Company for a monthly fee of $3,000. On October 1, 2004, the Company also entered into a 2 year management services agreement with Wireless Age under which general management, financial accounting and technical management services would be provided to the Company by Wireless Age for a monthly fee of $20,000 per month. This contract was terminated by Wireless Age on December 31, 2005. Lastly, (also on October 1, 2004), the Company contracted with Simmonds Mercantile for executive management services to be provided to the Company over a 2 year term for a monthly fee of $20,000 per month.

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

ITEM 8A - CONTROLS AND PROCEDURES 3.

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

The following table sets forth the names, ages and positions of the directors of the Company:

NAME                                     AGE               POSITION
----                                     ---               --------
David Smardon                            52                Chairman of the Board
John G. Simmonds                         55                Director
Kenneth Adelberg                         53                Director
Ralph V. Hadley, III                     63                Director
Gregory Laborde                          41                Director
Italo Cerra                              53                Director

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

JOHN G. SIMMONDS, DIRECTOR AND CEO Mr. Simmonds has served as a Director and Chief Executive Officer of the Company since September 2004. Mr. Simmonds is Chairman of the Board and Director of TrackPower, Inc. He served as Chief Executive Officer of TrackPower, Inc. from January 29, 1998 to May 1, 2005, concurrent with the appointment of Mr. Tracy as CEO. Mr. Simmonds was the CEO of Wireless Age Communications, Inc. for the period March 2003 to October 2005. Mr. Simmonds also served as Chairman of Wireless Age Communications, Inc. until April 2006. Mr. Simmonds has been CEO of Newlook Industries Corp since September

21, 2005 and K-Tronic International Corporation since June 13, 2006. In addition, Mr. Simmonds has served as a director and chief operating officer of Eiger Technology Inc. since September 21, 2005. For more than the past five years, Mr. Simmonds has been involved in the management and ownership of King Stables, a horse breeding operation in Canada. Mr. Simmonds has also served as Chairman of the Board of Directors of Phantom Fiber Corporation, for the period October, 1999 to June 2004 and as Chief Executive Officer for the period February, 2002 to June, 2004.

KENNETH J. ADELBERG, DIRECTOR. Mr. Adelberg has been a Director of the Company since January 2005. Mr. Adelberg was also a director of Wireless Age Communications, Inc. for the period March 2003 to April 2006 and has been a director of TrackPower, Inc. since April 1996. Mr. Adelberg's principal occupation is President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania, since 1978. Mr. Adelberg was a founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg was also a founding stockholder and director of Republic First Bank Corp, from 1989 to 2005, First Bank of Delaware from 1998 to 2005 and GSI Commerce, Inc. from 1995 to 2005, all publicly traded (NASDAQ) corporations, Mr. Adelberg serves as a member of the Board of Directors' Audit and Compensation Committees of the Company.

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

      The Board held eight meetings during the 2006 fiscal year. No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he served as a committee member.

      The audit and compensation committees are the standing committees of the Board. The fiscal year 2006 and 2007 committees are comprised as follows:


          2006 AUDIT COMMITTEE               2006 COMPENSATION COMMITTEE

          David Smardon (Chair)              Kenneth Adelberg (Chair)
          Kenneth Adelberg                   David Smardon
          Ralph V. Hadley, III               Ralph V. Hadley, III
          Gregory Laborde                    Gregory Laborde
          Italo Cerra

          The current committees are comprised as follows:


          2007 AUDIT COMMITTEE               2007 COMPENSATION COMMITTEE

          David Smardon (Chair)              Kenneth Adelberg (Chair)
          Kenneth Adelberg                   David Smardon
          Ralph V. Hadley, III               Ralph V. Hadley, III
          Gregory Laborde                    Gregory Laborde
          Italo Cerra

      The audit committee of the Board (the "Audit Committee") held four meetings during fiscal 2006. The Audit Committee, among other things, recommends the Company's independent auditors, reviews the Company's financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention. The Audit Committee acts under a written charter adopted and approved by the Board. The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the Board and as "independent" is defined under current standards of the American Stock Exchange (including the heightened independence requirements of audit committee members), these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

      The compensation committee of the Board (the "Compensation Committee") held no meetings during the 2006 fiscal year. The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

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

REVIEW OF AUDITED FINANCIAL STATEMENTS

      The Audit Committee has reviewed the Company's financial statements for the fiscal year ended March 31, 2006, as audited by Rotenberg & Co. LLP, the Company's independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Rotenberg & Co. the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Rotenberg & Co. required by the Independence Standards Board Standard No. 1 and has discussed with Rotenberg & Co. its independence.

      In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended March 31, 2006 be included in the Company's Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

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

                                                     AUDIT COMMITTEE

                                                     David Smardon
                                                     Kenneth Adelberg
                                                     Ralph V. Hadley, III
                                                     Gregory Laborde
                                                     Italo Cerra

                               EXECUTIVE OFFICERS

The following table presents information with respect to our executive officers, as of July 3, 2006.

NAME                         AGE      POSITION
----                         ---      --------
John G. Simmonds             55       Director and CEO
Gary Hokkanen                50       Chief Financial Officer
Carrie Weiler                47       Corporate Secretary

JOHN G. SIMMONDS, DIRECTOR AND CEO OF THE COMPANY. See "Biographical Information Regarding Directors" above for information regarding Mr. Simmonds.

GARY N. HOKKANEN, CHIEF FINANCIAL OFFICER. Mr. Hokkanen has served as the Company's CFO since October 2004. Mr. Hokkanen is an executive level financial manager with over 8 years experience in public company financial management. Mr. Hokkanen holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant) and a member of the Society of Management Accountants, Ontario. From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen served as CFO of Simmonds Capital Limited from July 1998 to January 2001 and served as CFO of Trackpower Inc. from February 1998 to June 2001. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited. Mr. Hokkanen is currently CFO of Wireless Age Communications, Inc. a shareholder of the Company.

CARRIE J. WEILER, CORPORATE SECRETARY. Ms. Weiler was appointed Secretary of the Company in October 2004. Ms. Weiler also provides services to the Simmonds Capital Limited group of companies which she joined in 1979. She has served as Vice President of Corporate Development for Simmonds Capital Limited and its divisions since 1994 and she has served as Corporate Secretary of TrackPower, Inc. since 1998.

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

      Based solely on its review of such forms, all requirements received by the Company, or written representations from certain reporting persons, the Company believes that between April 1, 2005 and March 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, except for the following late filings: Mr. Paul Marsiglio, an affiliate of the Company, has not timely filed SEC Form 3 or 13D.

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

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------
                                                                      LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------
                                                                              AWARDS            PAYOUTS
------------------------------------------------------------------------------------------------------------------------
NAME AND             YEAR     SALARY ($)     BONUS ($)  OTHER ANNUAL  RESTRICTED  SECURITIES    LTIP       ALL
PRINCIPAL POSITION                                      COMPENSATION  STOCK       UNDERLYING    PAYOUTS    OTHER
                                                        ($)           AWARD(S)    OPTIONS/SARS   ($)       COMPENSATION
                                                                      ($)          (#)                     ($)
------------------------------------------------------------------------------------------------------------------------
John G. Simmonds     2006     $223,600       -------      -------
Chief Executive      2005     $232,404       -------
Officer (1)(2)       2004     $-------       -------
------------------------------------------------------------------------------------------------------------------------
Gary N. Hokkanen     2006     $141,604       -------      -------
Chief Financial      2005     $116,215       -------
Officer (1)(3)       2004     $-------       -------
------------------------------------------------------------------------------------------------------------------------

(1) Mr. Simmonds joined the Company in August 2004 and Mr. Hokkanen joined the Company in October 2004.

(2) Mr. Simmonds was compensated in 2006 pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. ("SMMI") and the Company. Management fees paid for his executive management services under the Management Services Agreement totaled $240,000 during Fiscal Year 2006. SMMI provides services to entities other than the Company, and Mr. Simmonds currently devotes, or may devote in the future, some portion of their working time to the management of other entities. The amounts shown on the chart above reflect the total amounts paid by SMMI to Mr. Simmonds in the calendar 2005.

(3) The SMMI Management Services Agreement, as originally struck, included the executive management services of Mr. Hokkanen up to and including September 30, 2005. On October 1, 2005 the services of Mr. Hokkanen became part of a Management Services Agreement with Wireless Age Communications, Inc. ("Wireless Age"). Mr. Hokkanen was paid a total of $141,604 in calendar 2005 by SMMI and Wireless Age. Amounts paid by SMMI were for the period January 1 to September 30, 2005 and amounts paid by Wireless Age were for the period October 1 to December 31, 2005. On December 31, 2005, Wireless Age and the Company agreed to terminate the Wireless Age Management Services Agreement. Subsequent to December 31, 2005, Wireless Age is to be paid CAD$250 per hour for the services of Mr. Hokkanen.

OPTION GRANTS IN 2006 FISCAL YEAR

The Company made no option grants in 2006.

COMPENSATION OF DIRECTORS

FEES

      The following fees were paid to Directors who were not employees of the Company during fiscal 2006. During 2006, all non-employee directors received fees for services rendered on the Board of Directors. Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Board members are also reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid meeting fees as follows:

                  Fee for each Board meeting              $500
                  Fee for each telephone meeting          $500
                  Fee for each Committee meeting          $500

EMPLOYMENT ARRANGEMENTS

      The Company's Chief Executive Officer and Director, Mr. John Simmonds was compensated in 2006 pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. and the Company. Mr. Hokkanen, the Company's Chief Financial Officer was compensated pursuant to the terms of the SMMI Management Services Agreement up to and including September 30, 2005. For the period October 1 to December 31, 2005, Mr. Hokkanen was compensated pursuant to the terms of a management services agreement with Wireless Age Communications Inc. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $240,000 during Fiscal Year 2006. On October 1, 2004, the Company entered into the management services agreement with SMMI pursuant to which SMMI would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. The initial term of the agreement was two years. The agreement would automatically renew for a one year period after the two years, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Under the terms of the agreement the Company agreed to pay $20,000 per month for services rendered. Simmonds Mercantile and Management Inc. is a private Canadian corporation owned by John Simmonds.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee consists of four non-employee directors, Messrs. Adelberg, Smardon, Hadley and Laborde. The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

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

Compensation Committee

Kenneth Adelberg
David Smardon
Ralph V. Hadley, III
Gregory Laborde


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      In 2006, the Company had no securities compensation plan for the officers and directors of the Company.

      The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 3, 2006 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table (collectively, the "Named Executive Officers"), (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

                                               AMOUNT AND NATURE OF
                                               BENEFICIAL OWNERSHIP
NAME AND ADDRESS OF                                                  OPTIONS/
 BENEFICIAL OWNER                      SHARES                       WARRANTS (1)             TOTAL (1)                 PERCENT (1)
-------------------                   ---------                     ------------             ---------                 -----------

Filippo Guani
  Revocable Trust                     3,000,000                          0                   3,000,000                     9.0%
Infinity Capital
  Group (2)                           4,210,000                          0                   4,210,000                    12.6%
Wireless Age
  Communications,                     4,860,000                                                                           14.6%
  Inc. (4)                            4,860,000                          0

Kenneth Adelberg                         50,000                          0                      50,000                        *
David Smardon (5)                     1,010,000                          0                   1,010,000                     3.0%
Gary Hokkanen (4)                             0                          0                           0                       0%
Ralph V. Hadley, III                          0                          0                           0                       0%
Italo Cerra                              75,000                          0                      75,000                        *
John Simmonds (4)                       230,000                          0                     230,000                        *
Gregory Laborde (2)                   4,210,000                          0                   4,210,000                    12.6%
Carrie Weiler (3)(4)                  1,000,000                          0                   1,000,000                     3.0%
Paul Marsiglio (6)                    2,370,000                          0                   2,370,000                     7.1%


All executive
officers
and directors as a
group (8 persons)(7)                  6,575,000                          0                   6,575,000                    19.7%

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by "*". Based upon 33,417,654 shares issued and outstanding as July 3, 2006, (excluding any shares issuable under options or warrants,).

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

(4) Gary Hokkanen and Carrie Weiler are each officers of Wireless Age Communications, Inc. ("WLSA"). Mr. Hokkanen is the Chief Financial Officer of WLSA, and Ms. Weiler is WLSA's Corporate Secretary. However, none of Mr. Hokkanen or Ms. Weiler individually or as a group controls the voting of the shares of the Company owned by WLSA or controls the power of disposition over such shares, and therefore Mr. Hokkanen and Ms. Weiler disclaim beneficial ownership of the 4,860,000 shares owned by WLSA.

(5) Mr. Smardon owns 860,000 shares of the Company directly. Nibiru Capital Management Ltd. ("Nibiru") owns 150,000 shares. As Chief Executive Officer and majority shareholder of Nibiru, Mr. Smardon is deemed to beneficially own Nibiru's 150,000 shares.

(6) Mr. Marsiglio owns 375,000 shares of the Company directly. Mr. Marsiglio's spouse, Ms. Catherine Doncaster owns 375,000 shares and Marsiglio Enterprises, an entity controlled by Mr. Marsiglio owns 1,620,000 shares of the Company's common stock.

(7) Officers and Directors as a group include John Simmonds, Kenneth Adelberg, David Smardon, Ralph V. Hadley, III, Gregory Laborde, Italo Cerra, Gary Hokkanen and Carrie Weiler.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company's Chief Executive Officer and Director, Mr. John Simmonds was compensated in 2006 pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. and the Company. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $240,000 during Fiscal Year 2006. On October 1, 2004, the Company entered into the management services agreement with SMMI pursuant to which SMMI would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. The initial term of the agreement was two years. The agreement would automatically renew for a one year period after the two years, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Under the terms of the agreement the Company agreed to pay $20,000 per month for services rendered. Simmonds Mercantile and Management Inc. is a private Canadian corporation owned by John Simmonds.

      The Company's Chairman of the Board of Director, Mr. David Smardon was compensated in 2006 pursuant to the terms of a Consulting Agreement between Mr. Smardon and the Company. Fees paid for strategic consulting under the agreement totaled $36,000 during Fiscal Year 2006. On October 1, 2004, the Company entered into the consulting services agreement with Mr. Smardon pursuant to which Mr. Smardon would provide strategic consulting services to the Company. The initial term of the agreement was two years. The agreement would automatically renew for a one year period after the two years, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Under the terms of the agreement the Company agreed to pay $3,000 per month for services rendered.

      Wireless Age Communications, Inc. a shareholder of the Company and an entity in which the Company's CFO and Corporate Secretary are officers in, was compensated in 2006 pursuant to Management Services Agreement between Wireless Age Communications, Inc. and the Company. Management fees paid for the general management services of Mr. David MacKinnon (the Company's CTO) and James Hardy (the Company's COO) and Gary Hokkanen (the Company's CFO) under the Management Services Agreement totaled $240,000 during Fiscal Year 2006. On October 1, 2004, the Company entered into the management services agreement with Wireless Age Communications, Inc. pursuant to which Wireless Age Communications, Inc. would provide general management services to the Company. The initial term of the agreement was two years. The agreement would automatically renew for a one year period after the two years, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Under the terms of the agreement the Company agreed to pay $20,000 per month for services rendered. On December 31, 2005, the Company and Wireless Age terminated the management services agreement. The Company and Wireless Age agreed that Wireless Age would be compensated CAD$250 per hour for the services of Mr. Hokkanen.

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

FEES

      The following table sets forth the aggregate fees billed by the Company's independent auditors for fiscal years and 2005 and 2006:

------------------------------------------------------------------------------------------------------
YEAR      AUDIT FEES      AUDIT RELATED    TAX          FINANCIAL INFORMATION   OTHER FEES     TOTAL
                                                        SYSTEMS DESIGN AND
                          (NOTE 1)                      IMPLEMENTATION FEES
------------------------------------------------------------------------------------------------------
2005      $10,300         $ Nil            $ Nil        $ Nil                   $ Nil          $10,300
------------------------------------------------------------------------------------------------------

2006      $10,000         $7,500           $ Nil        $ Nil                   $ Nil          $17,500
------------------------------------------------------------------------------------------------------

Note 1: Includes the review of quarterly Form 10QSBs.

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: July 14, 2006
                        MIDLAND INTERNATIONAL CORPORATION

                        By: /s/ John Simmonds
                            -------------------------
                                JOHN G. SIMMONDS, CEO

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                    Title                          Date

/s/ John Simmonds                                                  July 14, 2006
-----------------------
    JOHN G. SIMMONDS                CEO/Director
                            (principal executive officer)

/s/ David Smardon                                                  July 14, 2006
-----------------------
    DAVID SMARDON                     Chairman

/s/ Kenneth Adelberg                                               July 14, 2006
-----------------------
    KENNETH J. ADELBERG               Director

/s/ Ralph Hadley                                                   July 14, 2006
-----------------------
    RALPH V. HADLEY III               Director

/s/ Gregory Laborde                                                July 14, 2006
-----------------------
    GREGORY LABORDE                   Director

/s/ Italo Cerra                                                    July 14, 2006
-----------------------
    ITALO CERRA                       Director

/s/ Gary Hokkanen                                                  July 14, 2006
-----------------------
    GARY N. HOKKANEN                    CFO
                            (principal accounting officer)