Form 10QSB
period 2006-06-30
Midland International CORP
filed 2006-08-18
CIK 1099561

As filed with the Securities and Exchange Commission on August 18, 2006

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes[ ]No[X]

As of August 4, 2006, the number of common stock outstanding was 33,417,654.

================================================================================

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements (unaudited)
                   Condensed Balance Sheet                                    3
                   Condensed Statements of Operations                         4
                   Condensed Statements of Stockholders' Equity               5
                   Condensed Statements of Cash Flows                         7
                   Notes to Condensed Financial Statements                    8

Item 2.     Management's Discussion and Analysis                             13

Item 3.     Controls and Procedures                                          17

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                18

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      18

Item 3.     Defaults Upon Senior Securities                                  18

Item 4.     Submission of Matters to a Vote of Security Holders              18

Item 5.     Other Information                                                18

Item 6.     Exhibits                                                         18
                    A) Exhibit 31
                    B) Exhibit 32
Signatures                                                                   19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)


                                                          June 30, 2006
                                                           (Unaudited)
                                                          -------------
ASSETS

Current Assets:

  Cash and cash equivalents                               $       6,723

                                                          -------------
TOTAL ASSETS                                              $       6,723
                                                          -------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued liabilities
                                                          $     128,541
  Due to related parties (Note 4)                               726,469
                                                          -------------
Total current liabilities                                       855,010

Stockholders' equity (deficit)
  Preferred stock, $0.001 par value,
    5,000,000 shares authorized, No
    shares issued and outstanding                                    --
  Common stock, $0.001 par value,
    100,000,000 shares authorized,
    33,417,654 shares issued and outstanding
    at June 30, 2006                                             33,418
  Additional paid-in capital                                    647,642
  Accumulated deficit                                        (1,529,347)
                                                          -------------
Total stockholders' deficiency                                 (848,287)

                                                          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $       6,723
                                                          -------------

                                  See accompanying notes to financial
statements.

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended           May 1, 1996
                                                             June 30,             (Inception) to
                                                                                     June 30,
                                                      2006            2005             2006
                                                  ------------    ------------    --------------
Revenues                                          $         --    $         --    $       60,000

Cost of sales                                               --              --            49,500
                                                  ------------    ------------    --------------
Gross profit                                                --              --            10,500

Operating expenses:
  Management fees                                           --         129,000           724,000
  Office and general                                     1,727           4,241           244,955
  Professional and consulting                           46,427          64,154           513,547
  Amortization                                              --              --                50
                                                  ------------    ------------    --------------
Total operating expenses                                48,154         197,395         1,482,552

                                                  ------------    ------------    --------------
Net loss before other expenses and income taxes        (48,154)       (197,395)       (1,472,052)
                                                  ------------    ------------    --------------

Other expenses
  Interest expense                                       8,753              --            17,292
  Realized loss on disposal of assets                       --              --            10,003
  Write off of intangible assets                            --              --            30,000
                                                  ------------    ------------    --------------
Total other expenses                                     8,753              --            57,295

                                                  ------------    ------------    --------------
Net loss before income taxes                           (56,907)       (197,395)       (1,529,347)
                                                  ------------    ------------    --------------

  Provision for income taxes                                --              --                --
                                                  ------------    ------------    --------------

Net loss                                          $    (56,907)   $ (1,529,347)         (197,395)
                                                  ============    ============    ==============

Weighted average number of common shares            33,398,897      29,983,495        18,576,552
outstanding - Basic and diluted
   Loss per share of common stock - Basic         $     (0.002)   ($     0.007)   ($       0.082)
and diluted


                 See accompanying notes to financial statements.

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED STATEMENT OF CHANGE IN STOCKHOLDERS' DEFICIENCY
                          MAY 1, 1996 TO MARCH 31, 2006
                                   (UNAUDITED)

                                              Common Stock
                                     -------------------------
                                                                   Additional    Accumulated        Total
                                                                    Paid-in        Income       Stockholders'
                                       Shares         Amount        Capital       (Deficit)       Deficiency
                                     -----------   -----------    -----------    -----------    -------------

Balance, May 1, 1996                          --   $        --             --             --               --
                                     -----------   -----------    -----------    -----------    -------------

Issuance of common stock              24,000,000        24,000        (23,700)            --              300

Net loss for the period from
inception to March 31, 2004                   --            --             --        (19,186)         (19,186)
                                     -----------   -----------    -----------    -----------    -------------
                                      24,000,000   $    24,000        (23,700)       (19,186)         (18,886)
Balance, March 31, 2004
                                     -----------   -----------    -----------    -----------    -------------

Exchange of debt for equity                   --            --         30,500             --           30,500

Shares issued as consideration for
assets purchased                       3,000,000         3,000         71,503             --           74,503

Common stock issued for services          78,000            78         59,922             --           60,000

Issuance of common stock pursuant
to private placements                  1,250,000         1,250        213,750             --          215,000

Common stock issued for consulting
services provided                        650,000           650         64,350             --           65,000

Net loss for the year ended March
31, 2005                                      --            --             --       (558,404)        (558,404)
                                     -----------   -----------    -----------    -----------    -------------
                                      28,978,000   $     8,978        416,325       (577,590)        (132,287)
Balance, March 31, 2005
                                     -----------   -----------    -----------    -----------    -------------

Issuance of common stock pursuant
to cash received in prior period         900,000           900           (900)            --               --

Issuance of common stock pursuant
to private placements                    600,000           600         59,400             --           60,000

Common stock issued for consulting
services provided                        350,000           350         64,650             --           65,000

Issuance of common stock pursuant
to private placements                  2,400,000         2,400        100,297             --          102,697

Cash received for shares issued
after year end                                --            --          8,060             --            8,060

Net loss for the period ended
March 31, 2006                                --            --             --       (894,850)        (894,850)
                                     -----------   -----------    -----------    -----------    -------------

Balance, March 31, 2006               33,228,000   $    33,228        647,832     (1,472,440)        (791,380)
                                     ===========   ===========    ===========    ===========    =============


                 See accompanying notes to financial statements.

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED STATEMENT OF CHANGE IN STOCKHOLDERS' DEFICIENCY
                         APRIL 1, 2006 TO JUNE 30, 2006
                                   (UNAUDITED)

                                            Common Stock
                                     -------------------------
                                                                 Additional     Accumulated         Total
                                                                   Paid-in        Income        Stockholders'
                                       Shares         Amount       Capital       (Deficit)       Deficiency
                                     -----------   -----------   -----------    -----------    -------------

Balance, March 31, 2006               33,228,000   $    33,228       647,832     (1,472,440)        (791,380)
                                     -----------   -----------   -----------    -----------    -------------

Common stock issued for cash
received before year end                 189,654           190          (190)            --               --

Net loss for the period ended June
30, 2006                                      --            --            --        (56,907)         (56,907)
                                     -----------   -----------   -----------    -----------    -------------
Balance, June 30, 2006                33,417,654   $    33,418       647,642     (1,529,347)        (848,287)
                                     -----------   -----------   -----------    -----------    -------------


                 See accompanying notes to financial statements.

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months Ended           May 1, 1996
                                                                            June 30,              (Inception) to
                                                                                                     June 30,
                                                                       2006           2005             2006
                                                                    -----------    -----------    --------------
NET CASH USED IN OPERATIONS
  Net loss                                                          $   (56,907)   $  (197,395)   $   (1,529,347)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization                                                           --             --                50
      Loss on disposal of capital asset                                      --             --            10,003
      Writedown of intangible assets                                         --             --            30,000
      Bad debt expense                                                       --             --            60,000
      Common stock for consulting services provided                          --         40,000           160,250
   Changes in operating assets and liabilities:
      Accounts receivable                                                    --             --           (60,000)
      Inventory                                                              --             --            49,500
      Prepaid expenses                                                       --        (25,527)               --
      Accounts payable and accrued liabilities                           20,439          4,371           128,541
                                                                    -----------    -----------    --------------
Net cash used in operating activities                                   (36,468)      (178,551)       (1,151,003)
                                                                    -----------    -----------    --------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
          Proceeds from disposition of capital assets                        --             --            15,000
                                                                    -----------    -----------    --------------
Net cash provided by investing activities:                                   --             --            15,000
                                                                    -----------    -----------    --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
          Increase (decrease) in bank indebtedness                         (104)         8,384                --
          Proceeds from the Issuance of common stock                         --         60,000           416,257
          Proceeds from due to related parties                           43,295         61,885           726,469
                                                                    -----------    -----------    --------------
Net cash provided by financing activities:                               43,191        130,269         1,142,726
                                                                    -----------    -----------    --------------


                                                                    -----------    -----------    --------------
Increase in cash                                                          6,723        (48,282)            6,723
                                                                    -----------    -----------    --------------
CASH,  beginning of period                                                   --         48,282                --
                                                                    -----------    -----------    --------------
CASH,  end of period                                                $     6,723    $        --    $        6,723
                                                                    -----------    -----------    --------------

Supplemental Cash Flow Information:

                                                                                                      May 1, 1996
                                                                           Three Months Ended       (Inception) to
                                                                                June 30,                June 30,
                                                                           2006           2005            2006
                                                                        -----------   -----------   --------------

  Income Taxes Paid                                                     $        --   $        --   $           --
  Interest Paid                                                         $        --   $        --   $           --

Non-Cash Investing and Financing Activities
  Shares issued as consideration for technology development             $        --   $        --   $       65,000
  Shares issued as consideration for assets purchased                   $        --   $        --   $       74,503
  Issuance of common stock for consulting services                      $        --   $        --   $       60,000
                                                                        -----------   -----------   --------------

                 See accompanying notes to financial statements.

                        MIDLAND INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to the Condensed Financial Statements
                                  June 30, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

BASIS OF PRESENTATION - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company had assets of $6,723, a working capital deficit of $848,287 and an accumulated deficit of $1,529,347 at June 30, 2006. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

In the past the Company's operations were funded through private placement of common equity, the sale of certain assets and loans from related parties. Although the amounts due to related are reflected as current liabilities, there are no specific repayment terms. In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The accompanying condensed unaudited financial statements of Midland International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2006.

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

NOTE 2 - RECENT DEVELOPMENTS

The Company announced that on July 12, 2006, Mr. Gary Hokkanen voluntarily resigned as Chief Financial Officer of the Company. Mr. Hokkanen has served in this capacity since October 2004. In the interim, Mr. Simmonds will act as Chief Financial Officer of the Company. This resignation was voluntary, neither involved a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

RECENT ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company's financial statements.

The FASB issued SFAS No. 123R which revises SFAS No. 123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 31, 2005. SFAS No. 123R requires public entities to measure the cost of employment services received in exchange for an award of equity instruments on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The adoption of SFAS 123R did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

Periodically expenses of the Company are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables to related parties with no specific terms of repayment other then described below. At June 30, 2006, payables to related parties amounted to $726,469. Related parties of the Company include entities under common management.

On December 31, 2005, the Company terminated the management services agreement and provided Wireless Age Communications, Inc. an 8% promissory note in the amount of $424,734, pursuant to which the Company agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. The Company also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of the Company to Wireless Age. According to the terms of the promissory note, Wireless Age has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of the Company's common stock at $0.035 per share. At June 30, 2006, the Company was in default under the terms of the promissory note. The Company received an additional cash advance of $4,380 since December and interest of $17,292 was accrued on the note based on the terms of the promissory note.

The Company was obligated to pay Simmonds Mercantile and Management Inc. ("Simmonds Mercantile") $20,000 per month for certain executive level management services. The Company's head office was also located at the offices of Simmonds Mercantile. Simmonds Mercantile is solely owned by the Company's CEO John Simmonds. The Company and Simmonds Mercantile agreed to cancel this agreement as of April 1, 2006. At June 30, 2006, Simmonds Mercantile was owed $153,024 for unpaid management services. In addition, King Stables an entity also owned by John Simmonds was owed $91,039 by the Company.

Pursuant to the terms of consulting services agreement with David Smardon, a shareholder and director the Company, the Company was obligated to pay $3,000 per month for his strategic consulting services. The Company and Dave Smardon agreed to cancel this agreement as of April 1, 2006. At June 30, 2006 the Company owed $36,000 for consulting services provided.

At June 30, 2006, the amounts due to related parties were:

       Wireless Age Communications, Inc. Secured
       Promissory Note                                    $     446,406
       Simmonds Mercantile and related entities                 244,063
       David Smardon                                             36,000
                                                          -------------
                                                          $     726,469
                                                          -------------

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

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2006 AS COMPARED TO THE SIMILAR PERIOD ENDED JUNE 30, 2005

The Company had revenues of $0 in the three month period ended June 30, 2006 and no revenues in the similar quarter for 2005.

The Company incurred office and general expenses of $1,727 in the three month period ended June 30, 2006 compared to $4,241 in the same period ended June 30, 2005. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $0 in the three month period ended June 30, 2006 compared to $129,000 in the same period ended June 30, 2005. The decrease is the result of the discontinuation of the management fee agreements with Simmonds Mercantile ($20,000 per month) and Dave Smardon ($3,000 per month) cancelled on April 1, 2006. The remainder of the decrease is the result of the discontinuation of the management agreement with Wireless Age cancelled on December 31, 2005.

The Company incurred professional and consulting fees of $46,427 in the three month period ended June 30, 2006 compared to $64,154 in the same period ended June 30, 2005. These fees include consulting, legal and accounting fees incurred to keep the Company's filings in good standing. The decrease is the result of a decline in the business activities of the Company.

The loss on operations was ($56,907) in the three month period ended June 30, 2006 compared to ($197,395) in the same period ended June 30, 2005. Loss per share was ($0.002) in 2006 compared to ($0.007) in 2005.

Management is considering all available options including a complete change in business direction and expects the operating losses to continue until the necessary business operations are assembled.

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

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

FINANCIAL CONDITION

Total assets of the Company were $0 at March 31, 2006 and $6,723 at June 30,
2006.

Total liabilities of the Company increased from $791,380 at March 31, 2006 to $855,010 at June 30, 2006. The increase is the result of an increase in accounts payables and additional borrowings from related parties due to the lack of cash resources.

The stockholders' deficit increased from ($791,380) at March 31, 2006 to ($848,287) at June 30, 2006. The increase is attributable to the net loss for the period. (See Statement of Change in Stockholders' Deficiency contained in the financial statements).

The Company's accumulated deficit increased from ($1,472,440) at March 31, 2006 to ($1,526,347) at June 30, 2006 as a result of the ($56,907) loss for the three month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had a working capital deficit of $848,287. The Company is largely reliant upon the ability of the Company to arrange equity private placements or alternatively advances from related parties to pay any expenses incurred. In addition to normal accounts payable of $128,541 the Company also owes related companies $726,469. Its only source for capital could be loans or private placements of common stock.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at June 30, 2006.

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

Going concern qualification. The Company has incurred significant losses from operations for the quarter ended June 30, 2006, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company does not have any contractual debt obligations and or any other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The portion of due to related that relates to Wireless Age is secured by a promissory note. (see details described in the Notes to the Financial Statements.) As of April 1, 2006 the Company is no longer obligated to pay $20,000 monthly management fee to a related party for management services or $3,000 per month to the Chairman of the Board for strategic consulting services. The Company shares its premises located at 765 15th Sideroad, King City, Ontario, Canada L7B 1K5, with Simmonds Mercantile and Management Inc. an entity with common officers and management. The Company pays no rent for the premises.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Issued 189,654 common shares valued at $8,060. These shares were issued in exchange for cash received in the previous quarter.


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

DATE:  August 18, 2006              BY:  /s/ John G. Simmonds
                                         ----------------------------
                                         John G. Simmonds
                                         CEO/CFO/Director