Form 10QSB
period 2006-09-30
Midland International CORP
filed 2006-11-20
CIK 1099561

As filed with the Securities and Exchange Commission on November 20, 2006

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 2006

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
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
        of Incorporation)

                                12650 Jane Street
                       King City, Ontario, Canada L7B 1A3
                    (Address of Principal Executive Offices)

                                 (905) 833-9845
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes|_| No|X|

As of November 21, 2006, the number of common stock outstanding was 33,417,654.

================================================================================

                        Midland International Corporation
                          (A Development Stage Company)

                                      INDEX

    PART I      Financial Information

    Item 1.     Condensed Financial Statements (unaudited)
                       Condensed Balance Sheet................................ 3
                       Condensed Statements of Operations..................... 4
                       Condensed Statements of Stockholders' Equity........... 5
                       Condensed Statements of Cash Flows..................... 7
                       Notes to Condensed Financial Statements................ 8

    Item 2.     Management's Discussion and Analysis..........................13

    Item 3.     Controls and Procedures.......................................18

    PART II.    Other Information

    Item 1.     Legal Proceedings.............................................19

    Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...19

    Item 3.     Defaults Upon Senior Securities...............................19

    Item 4.     Submission of Matters to a Vote of Security Holders...........19

    Item 5.     Other Information.............................................19

    Item 6.     Exhibits......................................................21
                              A) Exhibit 31
                              B) Exhibit 32
    Signatures................................................................20

                          PART I. Financial Information
                          -----------------------------

Item 1.  Condensed Financial Statements
---------------------------------------

                        Midland International Corporation
                          (A Development Stage Company)
                             Condensed Balance Sheet
                               September 30, 2006
                                   (UNAUDITED)


                                                                          September 30, 2006
                                                                             (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                                $        --

----------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $        --
----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Bank overdraft                                                           $       396
    Accounts payable and accrued liabilities                                     133,449
    Due to related parties (Note 4)                                              748,208
----------------------------------------------------------------------------------------
Total current liabilities                                                        882,053

Stockholders' equity (deficit)
    Preferred  stock, $0.001 par value, 5,000,000 shares authorized,
    No shares issued and outstanding                                                  --
    Common  stock, $0.001  par  value, 100,000,000 shares authorized,
    33,417,654 shares issued and outstanding at September 30, 2006                33,418
    Additional paid-in capital                                                   647,642
    Accumulated deficit                                                       (1,563,113)
----------------------------------------------------------------------------------------
Total stockholders' deficiency                                                  (882,053)
----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $        --
----------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Midland International Corporation
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (UNAUDITED)

                                                            Three months ended               Six months ended           May 1, 1996
                                                               September 30                    September 30           (Inception) to
                                                                                                                       September 30,
                                                           2006            2005            2006            2005            2006
                                                  ----------------------------------------------------------------------------------
Revenues                                               $         --    $         --    $         --    $         --    $     60,000

Cost of sales                                                    --              --              --              --          49,500
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     --              --              --              --          10,500

Operating expenses:
    Management fees                                              --         129,000              --         258,000         724,000
    Office and general                                        7,702           7,376           9,429          11,617         252,657
    Professional and consulting                              17,500          74,704          63,927         138,858         531,047
    Amortization                                                 --              --              --              --              50
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                     25,202        (211,080)         73,356         408,475       1,507,754

-----------------------------------------------------------------------------------------------------------------------------------
Net loss before other expenses and income taxes             (25,202)       (211,080)        (73,356)       (408,475)     (1,497,254)
-----------------------------------------------------------------------------------------------------------------------------------

Other expenses
    Interest expense                                          8,564           6,779          17,317           6,779          25,856
    Realized loss on disposal of assets                          --              --              --              --          10,003
    Write off of intangible assets                               --              --              --              --          30,000
-----------------------------------------------------------------------------------------------------------------------------------
Total other expenses                                          8,564           6,779          17,317           6,779          65,859

-----------------------------------------------------------------------------------------------------------------------------------
Net loss before income taxes                                (33,766)       (217,859)        (90,673)       (415,254)     (1,563,113)
-----------------------------------------------------------------------------------------------------------------------------------

    Provision for income taxes                                   --              --              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                               $    (33,766)       (217,859)   $    (90,673)   $   (415,254)   $ (1,563,113)
===================================================================================================================================

Weighted average number of common shares                 33,417,654      30,512,239      33,408,327      30,249,311      18,935,391
outstanding - Basic and diluted
    Loss per share of common stock - Basic             $     (0.001)   $     (0.007)   $     (0.003)   ($     0.014)   ($     0.083)
and diluted


                 See accompanying notes to financial statements.

                        Midland International Corporation
                          (A Development Stage Company)
            Condensed Statement of Change in Stockholders' Deficiency
                        May 1, 1996 to September 30, 2006
                                   (UNAUDITED)


                                           Common Stock
                                     -------------------------
                                                                  Additional     Accumulated       Total
                                                                    Paid-in        Income       Stockholders'
                                       Shares        Amount         Capital       (Deficit)      Deficiency
                                     -----------   --------------------------------------------------------

Balance, May 1, 1996                          --   $        --             --             --             --
                                     -----------   --------------------------------------------------------

Issuance of common stock              24,000,000        24,000        (23,700)            --            300

Net loss for the period from
inception to March 31, 2004                   --            --             --        (19,186)       (19,186)
                                     -----------   --------------------------------------------------------
Balance, March 31, 2004               24,000,000   $    24,000        (23,700)       (19,186)       (18,886)
                                     -----------   --------------------------------------------------------

Exchange of debt for equity                   --            --         30,500             --         30,500

Shares issued as consideration for
assets purchased                       3,000,000         3,000         71,503             --         74,503

Common stock issued for services          78,000            78         59,922             --         60,000

Issuance of common stock pursuant
to private placements                  1,250,000         1,250        213,750             --        215,000

Common stock issued for consulting
services provided                        650,000           650         64,350             --         65,000

Net loss for the year ended March
31, 2005                                      --            --             --       (558,404)      (558,404)
                                     -----------   --------------------------------------------------------
Balance, March 31, 2005               28,978,000   $    28,978        416,325       (577,590)      (132,287)
                                     -----------   --------------------------------------------------------

Issuance of common stock pursuant
to cash received in prior period         900,000           900           (900)            --             --

Issuance of common stock pursuant
to private placements                    600,000           600         59,400             --         60,000

Common stock issued for consulting
services provided                        350,000           350         64,650             --         65,000

Issuance of common stock pursuant
to private placements                  2,400,000         2,400        100,297             --        102,697

Cash received for shares issued
after year end                                --            --          8,060             --          8,060

Net loss for the period ended
March 31, 2006                                --            --             --       (894,850)      (894,850)
                                     -----------   --------------------------------------------------------

Balance, March 31, 2006               33,228,000   $    33,228        647,832     (1,472,440)      (791,380)
                                     ===========   ========================================================


                 See accompanying notes to financial statements.

                        Midland International Corporation
                          (A Development Stage Company)
            Condensed Statement of Change in Stockholders' Deficiency
                       April 1, 2006 to September 30, 2006
                                   (UNAUDITED)

                                      Common Stock
                                -------------------------
                                                            Additional    Accumulated        Total
                                                             Paid-in        Income       Stockholders'
                                  Shares         Amount      Capital       (Deficit)      Deficiency
                                -----------   --------------------------------------------------------
Balance, March 31, 2006          33,228,000   $    33,228       647,832     (1,472,440)      (791,380)
                                -----------   --------------------------------------------------------

Common stock issued for cash
received before year end            189,654           190          (190)            --              --

                                -----------   --------------------------------------------------------
                                -----------   -------------------------------------------------------

Net loss for the period ended
September 30, 2006                       --            --            --        (90,673)        (90,673)
                                -----------   --------------------------------------------------------
                                 33,417,654   $    33,418       647,642     (1,563,113)       (882,053)
Balance, September 30, 2006
                                -----------   --------------------------------------------------------


                 See accompanying notes to financial statements.

                        Midland International Corporation
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (UNAUDITED)

                                                                                  Six Months Ended     May 1, 1996
                                                                                    September 30,    (Inception) to
                                                                                                      September 30,

                                                                               2006              2005              2006
---------------------------------------------------------------------------------------------------------------------------
Net cash used in operations
    Net loss                                                                $   (90,673)      $  (415,254)      $(1,563,113)
    Adjustments to reconcile net loss to net cash used in operating activities:
                 Amortization                                                        --                --                50
                 Loss on disposal of capital asset                                   --                --            10,003
                 Writedown of intangible assets                                      --                --            30,000
                 Bad debt expense                                                    --                --            60,000
                 Common stock for consulting services provided                       --            80,000           160,250
    Changes in operating assets and liabilities:
                 Accounts receivable                                                 --                --           (60,000)
                 Inventory                                                           --                --            49,500
                 Prepaid expenses                                                    --            (1,372)               --
                 Accounts payable and accrued liabilities                        25,347            22,564           133,449
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (65,326)         (314,062)       (1,179,861)
---------------------------------------------------------------------------------------------------------------------------

Cash flows provided by investing activities:
          Proceeds from disposition of capital assets                                --                --            15,000
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities:                                           --                --            15,000
---------------------------------------------------------------------------------------------------------------------------

Cash flows provided by financing activities:
          Increase (decrease) in bank indebtedness                                  292                --               396
          Proceeds from the Issuance of common stock                                 --            60,000           416,257
          Proceeds from due to related parties                                   65,034           206,451           748,208
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities:                                       65,326           266,451         1,164,861
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Increase in cash                                                                     --           (47,611)               --
---------------------------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                            --            48,282                --
---------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $        --       $       671       $        --
---------------------------------------------------------------------------------------------------------------------------


Supplemental Cash Flow Information:

                                                                                                 May 1, 1996
                                                                       Six Months Ended        (Inception) to
                                                                         September 30,          September 30,

                                                                      2006          2005            2006
   ------------------------------------------------------------------------------------------------------------

       Income Taxes Paid                                              $ --          $  --          $    --
       Interest Paid                                                  $ --          $  --          $    --

Non-Cash Investing and Financing Activities
       Shares issued as consideration for technology development      $ --          $  --          $65,000
       Shares issued as consideration for assets purchased            $ --          $  --          $74,503
       Issuance of common stock for consulting services               $ --          $  --          $60,000


                 See accompanying notes to financial statements.

                        Midland International Corporation
                          (A Development Stage Company)

                   Notes to the Condensed Financial Statements
                               September 30, 2006
                                   (Unaudited)

Note 1 - Basis of Presentation and business operations
------------------------------------------------------

Basis of presentation - Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company had assets of $Nil, a working capital deficit of $882,053 and an accumulated deficit of $1,563,113 at September 30, 2006. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

The accompanying condensed unaudited financial statements of Midland International Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2006.

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

Note 2 - Recent developments
----------------------------

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

Note 3 - Summary of Significant Accounting Policies
---------------------------------------------------

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting polices summarized below.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended March 31, 2007. The Company is currently evaluating the impact of SFAS 158 on its financial statements.

Note 4 - Related Party Transactions
-----------------------------------

Periodically expenses of the Company are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables to related parties with no specific terms of repayment other then described below. At September 30, 2006, amounts due to related parties amounted to $748,208. Related parties of the Company include entities under common management.

On December 31, 2005, the Company terminated the management services agreement and provided Wireless Age Communications, Inc. an 8% promissory note in the amount of $424,734, pursuant to which the Company agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. The Company also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of the Company to Wireless Age. According to the terms of the promissory note, Wireless Age has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of the Company's common stock at $0.035 per share. At June 30, 2006, the Company was in default under the terms of the promissory note. The Company received an additional cash advance of $4,380 since December and interest of $25,856 was accrued on the note based on the terms of the promissory note.

The Company was obligated to pay Simmonds Mercantile and Management Inc. ("Simmonds Mercantile") $20,000 per month for certain executive level management services. The Company's head office was also located at the offices of Simmonds Mercantile. Simmonds Mercantile is solely owned by the Company's CEO John Simmonds. The Company and Simmonds Mercantile agreed to cancel this agreement as of April 1, 2006. At September 30, 2006, Simmonds Mercantile was owed $153,024 for unpaid management services. King Stables an entity also owned by John Simmonds was owed $104,214 by the Company.

Pursuant to the terms of consulting services agreement with David Smardon, a shareholder and director the Company, the Company was obligated to pay $3,000 per month for his strategic consulting services. The Company and Dave Smardon agreed to cancel this agreement as of April 1, 2006. At September 30, 2006 the Company owed $36,000 for consulting services provided.

At September 30, 2006, the amounts due to related parties were:

      Wireless Age Communications, Inc. Secured
      Promissory Note (including accrued interest)   $       454,970
      Simmonds Mercantile and related entities               257,238
      David Smardon                                           36,000
                                                     ---------------
                                                     $       748,208
                                                     ---------------

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

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

The Company is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than described below, nor has the Company established any continuing source of revenue other than interest income since its inception.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE SIMILAR PERIOD ENDED SEPTEMBER 30, 2005

The Company had revenues of $0 in the three month period ended September 30, 2006 and no revenues in the similar quarter for 2005.

The Company incurred office and general expenses of $7,702 in the three month period ended September 30, 2006 compared to $7,376 in the same period ended September 30, 2005. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $0 in the three month period ended September 30, 2006 compared to $129,000 in the same period ended September 30, 2005. The decrease is the result of the discontinuation of the management fee agreements with Simmonds Mercantile ($20,000 per month) and Dave Smardon ($3,000 per month) cancelled on April 1, 2006. The remainder of the decrease is the result of the discontinuation of the management agreement with Wireless Age cancelled on December 31, 2005.

The Company incurred professional and consulting fees of $17,500 in the three month period ended September 30, 2006 compared to $74,704. in the same period ended September 30, 2005. These fees include consulting, legal and accounting fees incurred to keep the Company's filings in good standing. The decrease is the result of a decline in the business activities of the Company.

The Company accrued interest of $8,564 under a secured promissory note to a related party in the three months period ended September 30, 2006.

The net loss was ($33,766) in the three month period ended September 30, 2006 compared to ($217,859) in the same period ended September 30, 2005. Loss per share was ($0.001) in 2006 compared to ($0.007) in 2005.

RESULTS OF OPERATIONS FOR SIX MONTH ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE SIMILAR PERIOD ENDED SEPTEMBER 30, 2005

The Company had revenues of $0 in the six month period ended September 30, 2006 and no revenues in the similar quarter for 2005.

The Company incurred office and general expenses of $9,429 in the six month period ended September 30, 2006 compared to $11,617 in the same period ended September 30, 2005. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $0 in the six month period ended September 30, 2006 compared to $258,000 in the same period ended September 30, 2005. The decrease is the result of the discontinuation of the management fee agreements with Simmonds Mercantile ($20,000 per month) and Dave Smardon ($3,000 per month) cancelled on April 1, 2006. The remainder of the decrease is the result of the discontinuation of the management agreement with Wireless Age cancelled on December 31, 2005.

The Company incurred professional and consulting fees of $63,927 in the six month period ended September 30, 2006 compared to $138,858 in the same period ended September 30, 2005. These fees include consulting, legal and accounting fees incurred to keep the Company's filings in good standing. The decrease is the result of a decline in the business activities of the Company.

The Company accrued interest of $17,317 under a secured promissory note to a related party in the six months ended September 30, 2006.

The net loss was ($90,673) in the six month period ended September 30, 2006 compared to ($415,254) in the same period ended September 30, 2005. Loss per share was ($0.003) in 2006 compared to ($0.014) in 2005.

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

Intangibles Assets
------------------

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

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash and cash equivalents, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

FINANCIAL CONDITION

Total assets of the Company were $0 at March 31, 2006 and $0 at September 30, 2006.

Total liabilities of the Company increased from $791,380 at March 31, 2006 to $882,053 at September 30, 2006. The increase is the result of an increase in accounts payables and additional borrowings from related parties due to the lack of cash resources.

The stockholders' deficit increased from ($791,380) at March 31, 2006 to ($882,053) at September 30, 2006. The increase is attributable to the net loss for the period. (See Statement of Change in Stockholders' Deficiency contained in the financial statements).

The Company's accumulated deficit increased from ($1,472,440) at March 31, 2006 to ($1,563,113) at September 30, 2006 as a result of the ($90,673) loss for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had a working capital deficit of $882,053. The Company is largely reliant upon the ability of the Company to arrange equity private placements or alternatively advances from related parties to pay any expenses incurred. In addition to normal accounts payable of $133,449 the Company also owes related parties $748,208 and there is a bank overdraft of $396. Its only source for capital could be loans or private placements of common stock.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources at September 30, 2006.

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

The Company estimates it will require approximately $150,000 to cover legal, accounting, transfer, consulting and the miscellaneous costs of being a reporting company in the next fiscal year.

The Company does not intend to pursue or fund any research or development activities during the coming year.

The Company does not intend to add any additional part-time or full-time employees until the activities of the Company can support it. It may become necessary for the Company to hire a sales person or sales staff in the near future.

Going concern qualification. The Company has incurred significant losses from operations for the six month period ended September 30, 2006, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company does not have any contractual debt obligations and or any other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The portion of due to related that relates to Wireless Age is secured by a promissory note. (see details described in the Notes to the Financial Statements.) As of April 1, 2006 the Company is no longer obligated to pay $20,000 monthly management fee to a related party for management services or $3,000 per month to the Chairman of the Board for strategic consulting services. The Company shares its premises with Simmonds Mercantile and Management Inc. an entity with a common officer. The Company pays no rent for the premises.

Item 3. Controls and Procedures
-------------------------------

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

                           PART II. Other Information
                           --------------------------

Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        The Company was in default on September 30, 2006 under a secured promissory note with a related party. The default is on going after September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

       None

Item 6. Exhibits

       Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 20, 2006            BY:     /s/ John G. Simmonds
                                            ----------------------------
                                            John G. Simmonds
                                            CEO/CFO/Director