Form 10QSB
period 2006-12-31
Midland International CORP
filed 2007-02-20
CIK 1099561

As filed with the Securities and Exchange Commission on

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission File No. 0-28315

MIDLAND INTERNATIONAL CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1517404
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

12650 Jane Street King City, Ontario, Canada L7B 1A3 (Address of Principal Executive Offices)

(905) 833-9845 (Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

As of December 15, 2006, the number of common stock outstanding was 35,417,654.

Midland International Corporation
(A Development Stage Company)

INDEX

PART I	Financial Information

Item 1.	Condensed Financial Statements (unaudited)
	Condensed Balance Sheet	3
	Condensed Statements of Operations	4
	Condensed Statements of Stockholders’ Equity	5
	Condensed Statements of Cash Flows	7
	Notes to Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis	13

Item 3.	Controls and Procedures	17

PART II.	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	20
	A) Exhibit 31 B) Exhibit 32
Signatures		19

PART I. Financial Information

Item 1. Condensed Financial Statements

Midland International Corporation
(A Development Stage Company)
Condensed Balance Sheet
December 31, 2006
(UNAUDITED)

December 31, 2006 (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	42,703.

TOTAL ASSETS	$42,703.

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities	124,884.
Due to related parties (Note 3)	766,627.

Total current liabilities	$891,511.

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, No shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,417,654 shares issued and outstanding at December 31, 2006	35,418.
Additional paid-in capital	731,452.
Accumulated deficit	(1,615,678)
Total stockholders’ deficiency	$(848,808)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$42,703.

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statements of Operations
(UNAUDITED)

	Three months ended December 31		Nine months ended December 31		May 1, 1996 (Inception) to December 31
	2006	2005	2006	2005	2006
Revenues	$-	$60,000	$-	$60.000	$60,000

Cost of sales	-	49,500	-	49,500	49,500
Gross profit	-	10,500	-	10,500	10,500

Operating expenses:
Management fees	-	129,000	-	387,000	724,000
Office and general	46,771.	37,098	56,200.	48,715	299,430
Professional and consulting	(2,772)	81,288	61,155.	220,146	528,275
Amortization	-	-	-	-	50
Total operating expenses	43,999.	247,386	117,355.	655,861	1,551,755

Net loss before other expenses and income taxes	(43,999)	(236,886)	(117,355)	(645,361)	(1,541,255)

Other expenses
Interest expense	8,565	7,364	25,882.	14,143	34,420
Realized loss on disposal of assets	-	10,003	-	10,003	10,003
Write off of intangible assets	-	-	-	-	30,000
Total other expenses	8,565	17,367	25,882.	24,146	74,423

Net loss before income taxes	(52,564)	(254,253)	(143,237)	(669,507)	(1,615,678)

Provision for income taxes	-	-	-	-	-

Net loss	$(52,564)	(254,253)	$(143,237)	$(669,507)	$(1,615,678)

Weighted average number of common shares outstanding - Basic and diluted	33,830,697	30,828,000	33,636,902	30,442,909	19,293,196
Loss per share of common stock - Basic and diluted	$(0.002)	$(0.01)	$(0.004)	($0.02)	($0.084)

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statement of Change in Stockholders’ Deficiency
May 1, 1996 to December 31, 2006
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Income (Deficit)	Total Stockholders’ Deficiency

Balance, May 1, 1996	-	$-	-	-	-

Issuance of common stock	24,000,000	24,000	(23,700)	-	300

Net loss for the period from inception to March 31, 2004	-	-	-	(19,186)	(19,186)
Balance, March 31, 2004	24,000,000	$24,000	(23,700)	(19,186)	(18,886)

Exchange of debt for equity	-	-	30,500	-	30,500

Shares issued as consideration for assets purchased	3,000,000	3,000	71,503	-	74,503

Common stock issued for services	78,000	78	59,922	-	60,000

Issuance of common stock pursuant to private placements	1,250,000	1,250	213,750	-	215,000

Common stock issued for consulting services provided	650,000	650	64,350	-	65,000

Net loss for the year ended March 31, 2005	-	-	-	(558,404)	(558,404)
Balance, March 31, 2005	28,978,000	$28,978	416,325	(577,590)	(132,287)

Issuance of common stock pursuant to cash received in prior period	900,000	900	(900)	-	-

Issuance of common stock pursuant to private placements	600,000	600	59,400	-	60,000

Common stock issued for consulting services provided	350,000	350	64,650	-	65,000

Issuance of common stock pursuant to private placements	2,400,000	2,400	100,297	-	102,697

Cash received for shares issued after year end	-	-	8,060	-	8,060

Net loss for the period ended March 31, 2006	-	-	-	(894,850)	(894,850)

Balance, March 31, 2006	33,228,000	$33,228	647,832	(1,472,440)	(791,380)

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statement of Change in Stockholders’ Deficiency
April 1, 2006 to December 31, 2006
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Income (Deficit)	Total Stockholders’ Deficiency

Balance, March 31, 2006	33,228,000	$33,228	647,832	(1,472,440)	(791,380)

Common stock issued for cash received before year end	189,654	190	(190)	-	-

Net loss for the period ended September 30, 2006	-	-	-	(90,674)	(90,674)

Balance, September 30, 2006	33,417,654	$33,418	647,642	(1,563,114)	(882,054)

Issuance of common stock pursuant to private placements	2,000,000	2000.	83,810	-	85,810.

Net loss for the period ended December 31, 2006	-	-	-	(52,564)	(52,564)
Balance, December 31, 2006	35,417,654	$35,418.	731,452	(1,615,678)	(848,808)

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended December 31		May 1, 1996 (Inception) to December 31,
	2006	2005	2006
Net cash used in operations
Net loss	$(143,237)	$(669,507)	$(1,615,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	50
Loss on disposal of capital asset	-	10,003	10,003
Writedown of intangible assets	-	-	30,000
Bad debt expense	-	106,667	60,000
Common stock for consulting services provided	-	-	160,250
Changes in operating assets and liabilities:
Accounts receivable	-	(60,000)	(60,000)
Inventory	-	49,500	49,500
Prepaid expenses	-	(548)	-
Accounts payable and accrued liabilities	16,781.	78,613	124,884
Net cash used in operating activities	(126,456)	(485,272)	(1,240,991)

Cash flows provided by investing activities:
Proceeds from disposition of capital assets	-	15,000	15,000
Net cash provided by investing activities:	-	15,000	15,000

Cash flows provided by financing activities:
Increase (decrease) in bank indebtedness	(104)	-	-
Proceeds from the Issuance of common stock	85,810.	60,000	502,067
Proceeds from due to related parties	83,453.	276,293	766,627
Proceeds from stock subscription payable		85,697	-
Net cash provided by financing activities:	169,159.	421,990	1,268,694

Increase in cash	42,703.	(48,282)
Cash, beginning of period	0	48,282
Cash, end of period	42,703.	-	42,703

Supplemental Cash Flow Information:

	Nine Months Ended December 31		May 1, 1996 (Inception) to December 31
	2006	2005	2006

Income Taxes Paid	-	-	-
Interest Paid	-	-	-

Non-Cash Investing and Financing Activities
Shares issued as consideration for technology development	-	-	60,000
Shares issued as consideration for assets purchased	-	-	74,503
Issuance of common stock for consulting services	-	65,000.	65,000

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)

Notes to the Condensed Financial Statements
December 31, 2006
(Unaudited)

Note 1 - Basis of Presentation and business operations

Basis of presentation - Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company had assets of $42,703, a working capital deficit of $848,808 and an accumulated deficit of $1,615,678 at December 31, 2006. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In the past the Company’s operations were funded through private placement of common equity, the sale of certain assets and loans from related parties. Although the amounts due to related are reflected as current liabilities, there are no specific repayment terms. In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The accompanying condensed unaudited financial statements of Midland International Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2006.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting polices summarized below.

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

The Company was substantially inactive from May 1, 1996 through September 30, 2004. Activities began on or about October 1, 2004 and the Company became substantially inactive again on or about October 15, 2006.

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

Recent issued accounting standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2008. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended March 31, 2007. The Company is currently evaluating the impact of SFAS 158 on its financial statements.

In September 2006, SEC Staff Accounting Bulletin No. 108 was issued to provide guidance on Quantifying Financial Statement Misstatements. Staff Accounting Bulletin No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff's previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the Company's fiscal 2007).

Note 3 - Related Party Transactions

Periodically expenses of the Company are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables to related parties with no specific terms of repayment other than described below. At December 31, 2006, amounts due to related parties amounted to $766,627. Related parties of the Company include entities under common management.

On December 31, 2005, the Company terminated the management services agreement and provided Wireless Age Communications, Inc. an 8% promissory note in the amount of $424,734, pursuant to which the Company agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. The Company also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of the Company to Wireless Age. According to the terms of the promissory note, Wireless Age has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of the Company’s common stock at $0.035 per share. At June 30, 2006, September 30, 2006, and December 31, 2006 the Company was in default under the terms of the promissory note. The Company received an additional cash advance of $4,380 since December 2005 and interest of $34,420 has been accrued on the note based on the terms of the promissory note.

The Company was obligated to pay Simmonds Mercantile and Management Inc. (“Simmonds Mercantile”) $20,000 per month for certain executive level management services. The Company’s head office was also located at the offices of Simmonds Mercantile. Simmonds Mercantile is solely owned by the Company’s CEO John Simmonds. The Company and Simmonds Mercantile agreed to cancel this agreement as of April 1, 2006. At December 31, 2006, Simmonds Mercantile was owed $155,699 for unpaid management services. King Stables an entity also owned by John Simmonds was owed $125,794 by the Company. Prolink North America an entity controlled by John Simmonds has been advanced $14,400.

Pursuant to the terms of consulting services agreement with David Smardon, a shareholder and director of the Company, the Company was obligated to pay $3,000 per month for his strategic consulting services. The Company and Dave Smardon agreed to cancel this agreement as of April 1, 2006. At December 31, 2006 the Company owed $36,000 for consulting services provided.

At December 31, 2006, the amounts due to related parties were:

Wireless Age Communications, Inc. Secured
Promissory Note (including accrued interest)	$463,535
Simmonds Mercantile and related entities	267,092
David Smardon	36,000
$766,627

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

RESULTS OF OPERATIONS FOR QUARTER ENDED DECEMBER 31, 2006 AS COMPARED TO THE SIMILAR PERIOD ENDED DECEMBER 31, 2005

The Company had revenues of $0 in the three month period ended December 31, 2006 and $60,000 in revenues in the similar quarter for 2005. In 2005 the Company sold the entire analog cell phone handset inventory in exchange for a $60,000 non-interest bearing promissory note due June 21, 2006. The gross profit earned on the sale was $10,500. The Company also sold all capital assets and intellectual property associated with the analog cell phone handset business for $15,000 cash representing a loss on disposition of $10,003.

The Company incurred office and general expenses of 46,771 in the three month period ended December 31, 2006 compared to $37,098 in the same period ended December 31, 2005. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution. There was a reclassification of expenses from the period ending September 30, 2006.

The Company incurred management fees of $0 in the three month period ended December 31, 2006 compared to $129,000 in the same period ended December 31, 2005. The decrease is the result of the discontinuation of the management fee agreements with Simmonds Mercantile ($20,000 per month) and Dave Smardon ($3,000 per month) cancelled on April 1, 2006. The remainder of the decrease is the result of the discontinuation of the management agreement with Wireless Age cancelled on December 31, 2005.

The Company incurred professional and consulting fees of ($2.772) in the three month period ended December 31, 2006 compared to $81,228. in the same period ended December 31, 2005. These fees include consulting, legal and accounting fees incurred to keep the Company’s filings in good standing. The decrease is the result of a decline in the business activities of the Company, and a settlement agreement with 4145747 Canada Inc. There was a reclassification of expenses from the period ended June 30, 2006.

The Company accrued interest of $8,564 under a secured promissory note to a related party in the three months period ended December 31, 2006.

The net loss was ($52,564) in the three month period ended December 31, 2006 compared to ($254,253) in the same period ended December 31, 2005. Loss per share was ($0.001) in 2006 compared to ($0.01) in 2005.

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED DECEMBER 31, 2006 AS COMPARED TO THE SIMILAR PERIOD ENDED DECEMBER 31, 2005

The Company had revenues of $0 in the nine month period ended December 31, 2006 and $60,000 revenues in the similar period for 2005. In 2005 the Company sold the entire analog cell phone handset inventory in exchange for a $60,000 non-interest bearing promissory note due June 21, 2006. The gross profit earned on the sale was $10,500. The Company also sold all capital assets and intellectual property associated with the analog cell phone handset business for $15,000 cash representing a loss on disposition of $10,003.

The Company incurred office and general expenses of $56,200 in the nine month period ended December 31, 2006 compared to $48,715 in the same period ended December 31, 2005. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

The Company incurred management fees of $0 in the nine month period ended December 31, 2006 compared to $387,000 in the same period ended December 31, 2005. The decrease is the result of the discontinuation of the management fee agreements with Simmonds Mercantile ($20,000 per month) and Dave Smardon ($3,000 per month) cancelled on April 1, 2006. The remainder of the decrease is the result of the discontinuation of the management agreement with Wireless Age cancelled on December 31, 2005.

The Company incurred professional and consulting fees of $61,155 in the nine month period ended December 31, 2006 compared to $220,146 in the same period ended December 31, 2005. These fees include consulting, legal and accounting fees incurred to keep the Company’s filings in good standing. The decrease is the result of a decline in the business activities of the Company.

The Company accrued interest of $25,882 under a secured promissory note to a related party in the nine months ended December 31, 2006.

The net loss was ($143,237) in the nine month period ended December 31, 2006 compared to ($669,507) in the same period ended December 31, 2005. Loss per share was ($0.004) in 2006 compared to ($0.02) in 2005.

Management is considering all available options including a complete change in business direction and expects the operating losses to continue until the necessary business operations are assembled.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Condensed Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
.
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

FINANCIAL CONDITION

Total assets of the Company were $0 at March 31, 2006 and $42,703 at December 31, 2006.

Total liabilities of the Company increased from $791,380 at March 31, 2006 to $891,511 at December 31, 2006. The increase is the result of an increase in accounts payables and additional borrowings from related parties due to the lack of cash resources.

The stockholders’ deficit increased from ($791,380) at March 31, 2006 to ($848,808) at December 31, 2006. The increase is attributable to the net loss for the period. (See Statement of Change in Stockholders’ Deficiency contained in the financial statements).

The Company’s accumulated deficit increased from ($1,472,440) at March 31, 2006 to ($1,615,678) at December 31, 2006 as a result of the ($143,237) loss for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had a working capital deficit of $848,808. The Company is largely reliant upon the ability of the Company to arrange equity private placements or alternatively advances from related parties to pay any expenses incurred. In addition to normal accounts payable of $124,884 the Company also owes related parties $766,627. Its only source for capital could be loans or private placements of common stock.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources at December 31, 2006.

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

Going concern qualification. The Company has incurred significant losses from operations for the nine month period ended December 31, 2006, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Company was in default on December 31, 2006 under a secured promissory note with a related party. The default is on going after December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits - Exhibits 31 and 32 (Sarbanes-Oxley)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 19 , 2006	BY:	/s/ John G. Simmonds
John G. Simmonds
CEO/CFO/Director