Form 10KSB
period 2007-03-31
Midland International CORP
filed 2007-07-13
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission File No. 0-28315

MIDLAND INTERNATIONAL CORPORATION
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1517404 (I.R.S. Employer Identification No.)

12650 Jane Street King City, Ontario, Canada, L7B 1A3 (Address of Principal Executive Offices)	905-833-9845 (Issuer’s Telephone No., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended March 31, 2007 were $0.00.

Based on the closing price on June 23, 2007 of $0.06 per share of common stock, as reported by the NASD’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $4,409,739. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of June 22, 2007, the number of shares outstanding of the registrant’s Common Stock was 98,697,654 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: NONE

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

History

Midland International Corporation ("we, "us," "our," or the "Company") was incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. We changed our name to Azonic Engineering Corporation ("Azonic Colorado") on June 23, 1998. On November 12, 1999, we were re-domiciled to the state of Nevada by merging into our wholly owned subsidiary Azonic Corporation, a Nevada corporation. On July 21, 2005 we changed our name to Midland International Corporation. We intend to complete a name change during fiscal 2008 that is better reflective of the new business plan described below herein and in the section entitled “Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operation”.

Description of Current Business Plan

We had planned to market low-cost, wireless devices including cellular phones but due to difficulties in assembling the necessary business partners during our fiscal year ended March 31, 2007 we began evaluating other business opportunities. We disposed of all of the analog handsets and intellectual property associated with the analog business plan to a third party. In December 2005, we sold all of these assets to Accolade Innovations Inc., in exchange for a $60,000 non-interest bearing promissory note due June 21, 2006.

In February 2007, we adopted a new business plan. To implement this new business plan we acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights to a process for photo luminous pigments and production of foil used in manufacturing of photo luminous materials. We also made a 30% investment in an entity that holds the world-wide intellectual property rights to certain photo luminous materials. See “Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operation.” for a detailed description of our new business plan.

Prolink North America and Prolink International AS Agreements

In February 2007, we entered into a series of agreements whereby we acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials (“PLM”) and acquired a 30% interest in Prolink Property Rights AS, Norway (“PPRAS”), the holder of the world-wide intellectual property rights to the PLM products, for a cost of US$100,000. As part of the acquisition and investment we also became obligated to pay royalties of CAD$2.00 per exit sign to a maximum of CAD$1,000,000, 1% of all sales arising from other products utilizing PLM, issued a non-interest bearing note in the principal amount of US$100,000 in favor of Lumonall Canada Inc., which is due and payable in four installments over one year on May 31, 2007, August 31, 2007, November 30, 2007 and February 28, 2008. We also became obligated to provide Prolink North America a secured non-interest bearing demand loan to pay a maximum aggregate of $300,000 owed by Prolink North America Inc. to Prolink International AS, which balance is due upon demand.

The agreements form part of our new business plan involved with photo luminous products initially in the exit sign and safety way guidance systems sector.

In February 2007, in anticipation and as a condition precedent of a change in business direction we agreed to issue 35,000,000 shares of our common stock to a group of investors led by one of our officers and directors in exchange for management fee forgiveness by certain related parties.

New Management

Also in April, we appointed a new President and COO. Mike Hetherman, of the Willis Supply Group in Burlington, Ontario, Canada (near Toronto), has been in the Building materials Distribution business for over 20 years. In the mid 80's he started as a designer, and in 1992 became partners in Willis Supply. Willis was established 40 years ago and has exclusive distribution of significant Building Material brands such as DuPont Corian®, DuPont Zodiaq®, and Arpa® Italian Laminates to name a few. Under his leadership Willis expanded from Ontario to across Canada and the Pacific Northwest USA. A few years ago, Mr. Hetherman took Willis to China and now sources many quality building products for the North American market. Today, he is sole owner of Willis, Chairman of the North American DDP (DuPont Distributor Partnership) and Chairman of the Exclusive DuPont Council.

Distributors

During the one-month period between May and June, we signed a number of distributors to take this new PLM product to market. Those partners, covering a majority of North America, now include the Willis Group of Companies in Canada, and Designer Building Solutions, Butler-Johnson Corporation, Hallmark Building Supplies and Parksite, Inc. in the United States.

Industry Overview

Photoluminescent Products, Safety and Energy Conservation

Recent increases in “green” initiatives, tied with improved awareness regarding energy use and saving the environment, as well as the tragic events of 9/11, have all contributed to creating this market. Building safety alone provides significant business opportunity for our Exit Signs and Safety Way Guidance Systems, but the potential in energy saving measures in new building developments, as well as retrofitting current, out-of-date premises to lower their energy usage, is enormous. The latter initiative is also highly political in nature, with all levels of government, in both Canada and the United States striving to improve the “green” element(s) of their political platforms.

Since 9/11, there has been an increase in safety measures and initiatives in buildings. New York City created Bylaw 26 in the wake of the tragedy, requiring, amongst other things, any building over six storeys high to install Safety Way Guidance Systems in their stairwells and escape routes.

Specifically, the catalyst for Prolink International’s vision and mandate occurred in 1988. During that year, a major cruise ship, The Scandinavian Star caught fire in a horrific disaster that took almost 200 lives. These deaths, as in many fire-related tragedies, were caused by smoke inhalation. However, due to the fact that a majority of the victims were found within 30 feet of exits, a short distance from salvation, it can also be said that many deaths could have been prevented had safety measures (for example, clearly identified and “lit” evacuation routes and exits) been in place, or even existed at the time.

In response to this, and many other similar tragedies, the International Marine Organization (IMO) regulated that all marine vessels be outfitted with Safety Way Guidance Systems with a recommendation that specifically identified PLM lines, markers, signs and direction indicators were the solution. Since that time Prolink International has established itself as the recognized leader in the field of superior PLM products, and has outfitted almost every cruise ship and commercial marine vessel in the entire European market.

Competition

Our primary competition comes from American Permalight, Jalite USA, Brady, Jessup, and Lunaplast, all of which offer PLM Exit Signs and Safety Way Guidance Systems in Canada and/or the United States. With the exception of Brady and Jessup, all of these competitors deal exclusively in PLM products like us.

Much of the PLM product in the market is of similar origin and construction. Our highest level of PLM material, Pro 65, is considered one of the best due to pigmentation levels and a proprietary formulation.

Government Regulations

Our Exit Signs are approved by the Underwriters Laboratory in both Canada and the United States. We are MEA (Materials and Equipment Acceptance) approved in New York State and continue to undergo the ongoing approvals process state-by-state. We are also an Energy Star Partner in Canada and the United States. Our PLM formulation meets all current building code standards.

Employees

As of the date of this report, we have 4 employees, including our current officers, and independent contractors. Our operations are non-union and there hasn’t been any history of labor strikes or unrest at any of our facilities. We believe that our relationship with our employees is satisfactory and management is confident that there is ample available labor force in the geographic areas where are facilities are, and will be located to support expected expansion over the next 12 months. Specifically, we are anticipating moving manufacturing operations for the PLM materials to North America, and when we are in the financial position to do so, we intend to hire additional employees in the areas of sales and marketing.

Risk Factors

While there are relatively few competitors to date, ours is a highly competitive industry, based on maintaining standards and keeping ahead of government regulations and initiatives. Our failure to compete effectively could adversely affect our market share and results in operations.

There is also a significant learning curve and a certain level of acceptance of PLM Exit Signs, not only at all levels of government, but there is also a shift in thinking for our customers to accept them in place of traditional, electrically-powered signs. The status quo is difficult to change.

Similarly, despite increased awareness regarding safety measures in buildings, the acceptance and subsequent seriousness of installing Safety Way Guidance Systems to guide people to safety in the event of a blackout, fire or other emergency situation is not a foregone conclusion.

Due to the relative early stages of this industry, the authorities that create the guidelines are not always consistent in their standards. The Underwriters Laboratory seems to have some inconsistencies in its approval processes, the costs involved in getting approvals, the time required in testing and, more specifically, what they do, and do not accept with regard to PLM Exit Sign standards, possibly making it an uneven playing field in regards to the competitive landscape.

In addition, potential roadblocks could be created by differing interpretations of building and fire codes in a state or local code.

ITEM 2 - DESCRIPTION OF PROPERTY

Our executive offices are located at 12650 Jane Street, King City, Ontario, Canada L7B 1A3 (tel. 905-833-9845, fax 905-833-9847) at the offices of an officer and director of the Company. We pay CAD$1,000 per month rent for the use of these facilities. See “Part III, Item 12, Certain Relationships and Related Transactions.”

ITEM 3 - LEGAL PROCEEDINGS

We are unaware of any material pending legal proceedings to which we are a party or of which any of our property is subject. Our management is not aware of any threatened proceedings by any person, organization or governmental authority.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

Subsequent Event

On June 7, 2007, holders of a majority of our issued and outstanding common stock approved amendments to our Articles of Incorporation, as amended,. The purpose of the Amendments is to increase our authorized capital stock from 105,000,000 shares, consisting of 100,000,000 shares of Common Stock having a par value of $.001 per share and 5,000,000 shares of Preferred Stock having a par value of $.001 per share, to 205,000,000 shares of authorized capital, consisting of 200,000,000 shares of Common Stock having a par value of $.001 per share and 5,000,000 shares of Preferred Stock having a par value of $.001 per share, and to change our name to “Lumonall, Inc.” The purpose of the name change is to better reflect our current business plan described elsewhere herein. We intend to file a Preliminary Information Statement with the SEC in the foreseeable future advising of these actions. Upon the filing and dissemination of our Definitive Information Statement, it is expected that these amendments will become effective upon the appropriate filings being made with the Nevada Secretary of State.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock currently is listed for trading on the OTC BB under the symbol "MLIC." The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

2006 FISCAL YEAR (4/1/05 TO 3/31/06):

	High	Low

1st Quarter (4/1/05-6/30/05)	0.55	0.35
2nd Quarter (7/1/05-9/30/05)	0.55	0.07
3rd Quarter (10/1/05-12/31/05)	0.51	0.05
4th Quarter (1/1/06-3/31/06)	0.15	0.06

2007 FISCAL YEAR (4/1/06 TO 3/31/07):

	High	Low

1st Quarter (4/1/06-6/30/06)	0.20	0.07
2nd Quarter (7/1/06-9/30/06)	0.07	0.01
3rd Quarter (10/1/06-12/31/06)	0.035	0.025
4th Quarter (1/1/06-3/31/06)	0.06	0.012

At July 11, 2007 the closing bid price of our Common Stock was $0.05 per share.

There is currently only a limited public market for our common stock on the OTC Bulletin Board, and no assurance can be given that such a market will develop or that a stockholder will ever be able to liquidate his investment without considerable delay, if at all. If such a market should develop, the price may be highly volatile. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

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

(b) As of March 31, 2007, there were 93 stockholders of record of our common stock, including 119 beneficial holders.

(c) We did not pay any dividends on our Common Stock during the two years ended March 31, 2007. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended March 31, 2008. See "Part II, Item 7, Financial Statements."

(d) There are currently no securities authorized for issuance under any equity compensation plans. However, we may adopt such a plan in the future.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/ PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

We planned to market low-cost, wireless devices including cellular phones, but due to difficulties in assembling the necessary business partners, to be successful, is evaluating other business opportunities. During fiscal 2006, the Company disposed of all of the analog handsets and intellectual property associated with the analog business plan to a distributor.

As of February 2007, we adopted a new business plan. We acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials (“PLM”) and made a 30% investment in an entity that holds the world wide intellectual rights to these PLM products.

RESULTS OF OPERATION

Comparison of Results of Operations for the Fiscal Years Ended March 31, 2007 and 2006

We generated no revenues in the twelve-month period ended March 31, 2007, compared to revenues of $60,000 in the same twelve month period for 2006. In December 2005 we sold our entire analog cell phone handset inventory in exchange for a $60,000 non-interest bearing promissory note due June 21, 2006. The promissory note was not paid and was provided for as a doubtful account in 2006. The gross profit earned on the sale was $10,500. In December 2005 we also sold all capital assets and intellectual property associated with our analog cell phone handset business for $15,000 cash representing a loss on disposition of $10,003. The reason for the sale was that the analog portion of the business was not central to the development of the business plan. Ultimately, we abandoned the business plan. The new PLM business plan was begun during the fourth quarter of fiscal 2007 and did not result in any business operations.

We incurred office and general expenses of $111,482 in the twelve-month period ended March 31, 2007 compared to $112,438 in the same period ended March 31, 2006, a decrease of $956. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

We incurred management fees of $456,000 in the twelve-month period ended March 31, 2006, compared to $86,585 in the same period ended March 31, 2007. Management fees during the twelve-month period ended March 31, 2007 were for the services of John Simmonds, our CEO, and Carrie Weiler, our Corporate Secretary. Management fees, during the twelve month period ended March 31, 2006 consisted of $240,000 paid to Simmonds Mercantile and Management Inc. (a related party due to certain common directors and stockholders) for the services of John Simmonds and Carrie Weiler, and other non executive personnel, $180,000 paid to Wireless Age Communications, Inc. also a related party due to certain common officers, directors and ownership, for the services of Gary Hokkanen, our former CFO and other managerial level accounting and finance personnel, and $36,000 paid to David Smardon, our former Chairman of our Board of Directors, for strategic consulting services.

We also incurred professional and consulting fees of $288,370 in the twelve-month period ended March 31, 2006, compared to $91,236 in the same period ended March 31, 2007. Professional and consulting fees during the current year included various fees associated with the former low-cost cell phone business opportunity, accounting and legal costs. Professional and consulting fees, in the prior year, consisted of services provided for investor relations paid with 78,000 shares of our common stock valued at $60,000, $40,000 of which has been expensed in the twelve month period end March 31, 2006, technology development costs associated with a new application of the low-cost cell phone in the gaming marketplace, paid with 650,000 shares of our common stock, valued at $130,000 of which $66,667 has been expensed in the twelve month period ended March 31, 2006.

We incurred interest expense of $8,539 during the year ended March 31, 2006 compared to $25,882 during the twelve month period ended March 31, 2007. Interest expense arises from an 8% promissory note issued to Wireless Age Communications, Inc. for unpaid management fees.

As a result, we incurred a net loss of ($894,850) during the twelve month period ended March 31, 2006, (approximately $0.01 per share) compared to a net loss of ($315,185) in the same period ended March 31, 2007 (approximately $0.03 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

PLAN OF OPERATION

We hold the USA licensing, North American manufacturing and Canadian non-government distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials (“PLM”). and we made a 30% investment in an entity that holds the world wide intellectual rights to these PLM products. We anticipate beginning to realize on these rights and this investment in fiscal 2008.

With the rights to Prolink International’s PLM formulation, and a North American distribution network in place, we have cleared some hurdles already. Looking forward, the keys to success will be to further train and equip that network for anticipated sales, add a North American manufacturing plant to service our customers’ needs here, as well as complementing the Norwegian production base, and continue to develop awareness and educate the public on the benefits of PLM with regard to safety and energy conservation.

We will shortly be unveiling a media strategy to improve awareness regarding PLM Exit Signs and Safety Way Guidance Systems (“SWGS”), as well as lobbying all levels of government to further effect both energy saving legislation, in addition to building safety requirements.

Our online presence will also be growing, aiding in the education process for both our distributors and the general public. The new site will provide improved services for our distribution network, as well as the general public. This will likely include streaming video demonstrations (for both Exit Signs and SWGS), an on-line product catalogue, product FAQs, and a marketing materials database.

These measures, in the short term, address the North American marketplace and our presence here. As we develop our infrastructure and grow in sales, we will start capitalizing on our worldwide opportunities.

Following that, we are continuing with research and development in order to further identify other products and applications for PLM.

We will need to raise additional cash to continue to pay its operating expenses in the next twelve months until the revenues of the new venture exceed the day to day operating costs. We also plan to seek other opportunities in North America.

We plan to raise additional funds, in the next twelve months, through the issuance of its common stock or through a combination of equity and debt security instruments. It is anticipated that the debt security instruments will have conversion features that would cause further dilution to existing shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from zero at March 31, 2006 to $306,189 at March 31, 2007. The increase is primarily the result of our investment in the PLM business.

We held a 30% interest in Prolink Intellectual Properties Inc. which we initially valued at $100,000 and also held intangible assets (USA licensing, North American manufacturing and Canadian non-government distribution rights to PLM products) valued at $100,000. In addition we advanced $105,122 to Prolink North America Inc. as part of our agreements under the new business plan.

Our total liabilities decreased from $791,380 at March 31, 2006 to $686,793 at March 31, 2007. The decrease is the result of the conversion of certain liabilities to related parties into common stock. Due to related parties balances decreased from $683,174 at March 31, 2006 to $437,453 at March 31, 2007. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable and accrued liabilities increased from $108,102 at the beginning of the year to $149,340 at the end. The increase in accounts payable and accrued liabilities is the result of our efforts to begin to operate under the PLM business plan. We also issued a $100,000 promissory note to Lumonall Canada Inc. as partial consideration for the acquisition of the USA licensing, North American manufacturing and Canadian non-government distribution rights to PLM products. We are obligated to repay the note over a one year term.

The stockholders’ deficiency decreased from ($791,380) at March 31, 2006 to ($380,604) at March 31, 2007. The decrease is attributable to private placements generating net proceeds of $220,811 during the year, the issuance of 27,750,000 common shares, valued at $405,150 as consideration for assisting in certain related party debt forgiveness and our loss of $315,185 for the year. (See Statement of Stockholders’ Deficiency contained in the financial statements).

At March 31, 2007, we had a working capital deficit of $580,604. We had cash balances of $1,067 at March 31, 2007 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred. In addition to normal accounts payable of $149,340 we also owe related companies $437,453 without specific repayment terms and $100,000 through a promissory note which has regular quarter repayment dates over the next year. Our only source for capital could be loans or private placements of common stock.

During the fiscal year ended March 31, 2007 we; 1) used $273,947 in cash in operating activities arising primarily from operating losses, 2) used $100,000 to acquire intangible assets, and 3) generated $375,014 in cash from financing activities. Financing activities included cash proceeds of $220,811 from private placements of common stock, $100,000 through the issuance of notes payable, $54,307 of cash proceeds from related parties. We also repaid a $104 bank overdraft.

We remain in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at March 31, 2007.

Our current cash resources are insufficient to support the business over the next 12 months and we are unable to carry out any plan of business without funding. We estimate that we will need a cash infusion of $2.5 million in additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed. However, while there are no definitive agreements in place as of the date of this Report, we are currently engaged in various discussions with interested parties to provide these funds or otherwise enter into a strategic alliance to provide such funding. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

We cannot predict to what extent our current lack of liquidity and capital resources will impair our new business operations. However management does believe we will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding. Management has taken steps to begin sourcing the necessary funding to begin to execute the business plan.

We estimate it will require additional financing to cover legal, accounting, transfer, consulting, management fees and the miscellaneous costs of being a reporting company in the next fiscal year. We do not intend to pursue or fund any research or development activities during the coming year. We do not intend to add any additional part-time or full-time employees until our activities can support it. Our business plan calls for us to not make any large capital expenditures in the coming year.

Going concern qualification: We have incurred significant losses from operations for the year ended March 31, 2007, and such losses are expected to continue. In addition, we have a working capital deficit of $580,604 and an accumulated deficit of $1,787,625. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a debt obligation to repay a $100,000 promissory note in quarterly payments of $25,000 on May 31, 2007, August 31, 2007, November 30, 2007 and February 28, 2008.

Under the terms of the acquisition of the USA licensing, North American manufacturing and Canadian non-government distribution rights to PLM products, the Company agreed to pay the following royalties to Prolink North America:

1.	A sign royalty of approximately $1.73 (CAD$2.00) per sign, capped at approximately $866,101 (CAD$1,000,000).

2.	Non-sign 1% royalty on net sales from all other photo luminous products.

We also became obligated to provide Prolink North America a non-interest bearing secured demand loan to pay certain historic amounts owed by Prolink North America Inc. to Prolink International AS. As of March 31, 2007, we had advanced approximately $105,122 under the requirement. Management estimates the total amount to be advanced could be as high as $300,000.

We agreed to pay the following further royalty to Lumonall Canada Inc:

1.	A further royalty of $500,000 from future profits, payable as 15% of earnings before interest taxes depreciation and amortization (“EBITDA”) quarterly in arrears.

TRENDS

While not specific to the PLM market, the “green” trend has, and will have tremendous influence on our business. David Suzuki changing everyone’s lightbulbs and Al Gore preaching about global warming have piqued public awareness and action. At all levels of government, there is some form of “greening” occurring, and more often than not a significant focus is energy-use reduction. Educating both the government and general public that exchanging a typical energy inefficient Exit Sign with an energy-free, non-toxic and not radioactive PLM Exit Sign is the next step.

Since the tragic events of 9/11 and continued conflict across the globe, public safety awareness is also at an all-time high. After 9/11, New York City passed Bylaw 26, requiring any building over six storeys high to install safe way guidance systems in their exit ways.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the “Notes to Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Intangibles, Goodwill and Other Assets

We regularly review all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors as consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Effective October 1, 2005, the Company adopted SFAS No 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

Investments

Our investment consists of common stock of a private Norway based company. The investment is accounted for using the equity method.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during our fiscal year ended March 31, 2007.

ITEM 7 - FINANCIAL STATEMENTS

MIDLAND INTERNATIONAL CORPORATION

FINANCIAL STATEMENTS

March 31, 2007 and 2006

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Midland International Corporation
(A Development Stage Company)
Nevada

We have audited the accompanying balance sheets of Midland International Corporation (a development stage company) as of March 31, 2007, and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Midland International Corporation (a development stage company) for the period from May 1, 1996 (Date of Inception) to March 31, 2004 were audited by other auditors whose report dated May 3, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Midland International Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp Rochester, New York July 13, 2007

MIDLAND INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2007
(Stated in US dollars)

ASSETS

2007
Current assets
Cash and cash equivalents	$1,067
Due from related parties (Note 4)	105,122
Total current assets	106,189

Investment (Note 5)	100,000
Intangibles (Note 6)	100,000

Total assets	$306,189

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$149,340
Due to related parties (Note 4)	437,453
Note payable (Note 7)	100,000
Total current liabilities	686,793

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 85,867,654 shares issued and outstanding (Note 9)	85,868
Additional paid-in capital	1,321,153
Accumulated deficit	(1,787,625)
Total stockholders’ deficiency	(380,604)

Total liabilities and stockholders’ deficiency	$306,189

The accompanying notes are an integral part of these financial statements

MIDLAND INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
For the years ended March 31, 2007 and 2006 and the period
from May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

			May 1, 1996
	Year Ended	Year	(Inception) to
	March 31,	Ended March 31,	March 31,
	2007	2006	2007

Revenues	$-	$60,000	$60,000

Cost of sales	-	49,500	49,500
Gross profit	-	10,500	10,500

Selling and administrative costs
Management fees	86,585	456,000	810,585
Office and general	111,482	112,438	354,710
Professional and consulting fees	91,236	288,370	558,356
Amortization	-	-	50

Total costs and expenses	289,303	856,808	1,723,701

Net loss from operations	(289,303)	(846,308)	(1,713,201)

Other expenses (gains):
Interest	25,882	8,539	34,421
Realized loss on disposal of assets	-	10,003	10,003
Write off of intangible assets	-	30,000	30,000

Net income (loss) before income taxes	(315,185)	(894,850)	(1,787,625)

Provision for income taxes (Note 3)	-	-	-

Net income (loss)	$(315,185)	$(894,850)	$(1,787,625)

Earnings (loss) per share of common stock - Basic and Diluted	$(0.008)	$(0.03)	$(0.09)

Weighted average number of common shares outstanding - Basic and Diluted	38,146,568	31,027,176	20,027,838

The accompanying notes are an integral part of these financial statements

MIDLAND INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders’ Deficiency
Period from May 1, 1996 to March 31, 2007

	Common stock
	Shares	Par Value Amount	Additional Paid - In Capital	Accumulated (Deficit) from Inception	Total

Balance, May 1, 1996	-	$-	$-	$-	$-
Issuance of common stock	24,000,000	24,000	(23,700)	-	300
Net loss from inception to March 31, 2003	-	-	-	(300)	(300)

Balance, March 31, 2003	24,000,000	$24,000	$(23,700)	$(300)	$-

Net loss for year ended March 31, 2005	-	-	-	(18,886)	(18,886)
Balance, March 31, 2004	24,000,000	$24,000	$(23,700)	$(19,186)	$(18,886)

Exchange of debt for equity	-	-	30,500	-	30,500

Issuance of common stock to purchase assets	3,000,000	3,000	71,503	-	74,503

Issuance of common stock for consulting services	78,000	78	59,922	-	60,000

Issuance of common stock pursuant to private placements	1,250,000	1,250	213,750	-	215,000

Common stock issued for consulting services provided	650,000	650	64,350	-	65,000

Net loss for year ended March 31, 2005	-	-	-	(558,404)	(558,404)
Balance, March 31, 2005	28,978,000	28,978	416,325	(577,590)	(132,287)

Issuance of common stock for cash received prior to March 31, 2006	900,000	900	(900)	-	-

Issuance of common stock pursuant to private placements	600,000	600	59,400	-	60,000

Issuance of common stock for consulting services provided	350,000	350	64,650	-	65,000

Issuance of common stock pursuant to private placements	2,400,000	2,400	100,297	-	102,697

Cash received for shares issued after year end	-	-	8,060	-	8,060

Net loss for year ended March 31, 2006	-	-	-	(894,850)	(894,850)

Balance, March 31, 2006	33,228,000	$33,228	$647,832	$(1,472,440)	$(791,380)

The accompanying notes are an integral part of these financial statements

MIDLAND INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders’ Deficiency
For the year ended March 31, 2007

	Common stock
	Shares	Par Value Amount	Additional Paid - In Capital	Accumulated (Deficit) from Inception	Total

Balance, March 31, 2006	33,228,000	$33,228	$647,832	$(1,472,440)	$(791,380)

Issuance of common stock for cash received prior to March 31, 2006	189,654	190	(190)	-	-

Issuance of common stock pursuant to private placements	2,000,000	2,000	83,811	-	85,811

Issuance of common stock pursuant to private placements	2,700,000	2,700	132,300	-	135,000

Issuance of common stock pursuant to investment	20,000,000	20,000	80,000	-	100,000

Issuance of common stock pursuant to debt forgiveness	27,750,000	27,750	377,400	-	405,150

Loss for year ended March 31, 2007	-	-	-	(315,185)	(315,185)

Balance, March 31, 2007	85,867,654	$85,868	$1,321,153	$(1,787,625)	$(380,604)

The accompanying notes are an integral part of these financial statements

MIDLAND INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
For the years ended March 31, 2007 and 2006 and from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

	For the year ended March 31, 2007	For the year ended March 31, 2006	May 1, 1996 (Inception) to March 31, 2007
Operating activities
(Loss)	$(315,185)	$(894,850)	$(1,787,625)
Adjustments to reconcile net (loss) to net cash(used) by operating activities:
Amortization	-	-	50
Write down of intangible assets	-	30,000	30,000
Bad debt expense	-	60,000	60,000
Loss on disposal of capital assets	-	10,003	10,003
Issuance of common stock for services	-	106,667	160,250
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	(60,000)	(60,000)
Decrease (increase) in inventory	-	49,500	49,500
Increase (decrease) in accounts payable	41,238	37,971	149,340
Net cash provided by (used in) operating activities	(273,947)	(660,709)	(1,388,482)

Investing activities
Proceeds from disposal of capital assets	-	15,000	15,000
Net cash provided by (used in) investing activities	-	15,000	15,000

Financing activities
Increase (decrease) in bank indebtedness	(104)	104	-
Proceeds from private placements	220,811	170,757	637,068
Increase in due to related parties	54,307	426,566	737,481
Net cash provided by (used in) financing activities	275,014	597,427	1,374,549

Increase (decrease) in cash and cash equivalents	1,067	(48,282)	1,067

Cash and cash equivalents, beginning of year	-	48,282	-

Cash and cash equivalents, end of year	$1,067	$-	$1,067

Non cash activities:

During the year ended March 31, 2007 the Company:

1.	Issued a $100,000 promissory note to a related party as partial consideration for intellectual property rights valued at $100,000.
2.	Issued 20,000,000 common shares for a 30% investment in a private Norweigan entity, valued at $100,000.
3.	Agreed to issue 35,000,000 common shares for debt forgiveness of by related parties of $511,000, of which 27,750,000 common shares were issued prior to March 31, 2007, valued at $405,150.

The accompanying notes are an integral part of these financial statements

MIDLAND INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
For the years ended March 31, 2007 and 2006 and from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

Supplemental Disclosures of Cash Flow Information:

	For the year ended March 31, 2007	For the year ended March 31, 2006	May 1, 1996 (Inception) to March 31, 2007
Cash paid during the year for:

Interest	-	-	$-
Income taxes	-	-	-
	-		$-
Non-cash investing activities:

Stock issued in exchange for consulting services	-	-	$60,000

Stock issued in exchange for asset acquisition	-	-	74,503

Stock issued in exchange for technology development	-	-	65,000

Total non-cash investing activities	-	-	$199,503

The accompanying notes are an integral part of these financial statements

MIDLAND INTERNATIONAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007 and 2006 and the period from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

Note 1 - Description of Business and Basis of Presentation

Going concern basis of presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has a working capital deficit of $580,604 and an accumulated deficit of $1,787,625 at March 31, 2007. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

For the year ended March 31, 2007, the Company’s operations were partially funded by related parties and partially through the issuance of equity private placements. In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

Description of business

The financial statements presented are those of Midland International Corporation (the "Company"). The Company is a development stage company since planned business operations have not commenced. As of February 2007, the Company adopted a new business plan. The Company acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials (“PLM”). The Company also made a 30% investment in an entity that hold the world wide intellectual property rights to PLM products.

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

Recent Developments

Management Fee Forgiveness

In February 2007, the Company agreed to issue 35,000,000 shares of its common stock to a group of investors led by an officer and director of the Company, in exchange for management fee forgiveness by certain related parties (Note 8). As of March 31, 2007, 27,750,000 shares had been issued.

Prolink North America and Prolink International AS Agreements

In February 2007, the Company entered into a series of agreements whereby it acquired the United States licensing and North American manufacturing rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials (Note 6) and made a 30% investment in Prolink Property Rights AS (“PPRAS”) which holds the world wide intellectual property rights to PLM products (Note 5).

The agreements form part of the Company’s new business plan involved with photo luminous products initially in the exit sign and safety way guidance systems sector.

MIDLAND INTERNATIONAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007 and 2006 and the period from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

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

MIDLAND INTERNATIONAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007 and 2006 and the period from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

In February 2007 the Company acquired a 30% investment in Prolink Property Rights AS and the United States licensing and North American manufacturing rights of photo luminous materials. As of March 31, 2007 the Company has not realized a return on its rights and Prolink Property Rights AS has not been active yet. The Company remains a development stage enterprise as this stream of revenue is non-recurring.

Intangible assets

The Company follows SFAS No 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 permits the amortization of indefinite lived intangible assets over their useful lives.

Licensing, manufacturing and distribution rights are intangible assets the Company acquired in anticipation of future revenues. Amortization is provided for on a straight-line basis over five years. The Company will begin to amortize the rights upon putting the assets into use.

The Company annually reviews all of its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on undiscounted cash flows. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends and the current fair market value if available. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Investments

The Company’s investment consists of common stock of a private Norway based company. The investment is accounted for using the equity method.

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

Earnings and loss per common share

The Company reports loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants, which are convertible to common shares. Diluted loss per share is not presented as results would be “anti-dilutive”.

Recently issued accounting standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment to prior year financial statements, but such correction would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for correction of prior period misstatement required under this statement. SAB108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB108 did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company’s financial statements.

MIDLAND INTERNATIONAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007 and 2006 and the period from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

Note 3 - Income Taxes

The provision for income taxes has the following components.

	2007	2006
Current income taxes	-	-
Deferred income taxes	-	-
	-	-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2007	2006
Deferred tax assets (liabilities)
Net operating loss carryforwards	645,000	530,000
Valuation allowance	(645,000)	(530,000)
Net deferred tax assets (liability)	-	-

At March 31, 2007 the Company has net operating loss carryforwards of $1,787,000. If not used, the carryforwards will expire as follows:

2024	19,000
2025	557,000
2026	896,000
2027	315,000
1,787,000

Note 4 - Related Party Transactions

Periodically expenses of the Company are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables to related parties with no specific terms of repayment. At March 31, 2007, payables to related parties amounted to $437,453 and receivables from related parties amounted to $105,122. Related parties of the Company include entities under common management.

The Company was obligated to pay $20,000 per month to December 2005 for management services of certain executives to Wireless Age Communications Inc. (“Wireless Age”). On December 31, 2005, the Company terminated the management services agreement and provided Wireless Age an 8% promissory note in the amount of $424,734, pursuant to which the Company agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. The Company also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of the Company to Wireless Age. On June 28, 2006, Wireless Age agreed to provide an option to John Simmonds to acquire its interest in the Company and the promissory note for a cash payment of $200,000 before December 31, 2006.On December 31, 2006, a portion of the option expired and subsequently Wireless Age agreed to accept $150,000 over a six month period beginning June 2007 as repayment of the principal under promissory note plus accrued and unpaid interest. The Company offset the forgiveness of $300,000 of debt as part of an exchange for issuance of common shares (Note 8).

MIDLAND INTERNATIONAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007 and 2006 and the period from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

The Company is obligated to pay Simmonds Mercantile and Management Inc. (“Simmonds Mercantile”) $20,000 per month for certain executive level management services. The Company’s head office was also located at the offices of Simmonds Mercantile. Simmonds Mercantile is solely owned by the Company’s CEO John Simmonds. In the fourth quarter Simmonds Mercantile agreed to forgive unpaid management fees (and other related parties of Simmonds Mercantile) of approximately $175,000 as part of a commitment to issue 35,000,000 common shares for debt forgiveness to a group of investors led by an officer and director (Note 8). As of March 31, 2007, 27,750,000 common shares had been issued.

Pursuant to the terms of consulting services agreement with David Smardon, a shareholder and director the Company, the Company is obligated to pay $3,000 per month for his strategic consulting services. At March 31, 2006 the Company owed $36,000 for consulting services provided. During the twelve month period ended March 31, 2007 David Smardon agreed to forgive the obligation and accordingly the Company reversed the fees within professional and consulting expenses in the current year. Pursuant to the Company’s acquisition of the US licensing and manufacturing rights (Note 6) the Company agreed to fund the payment of certain cash obligations of Prolink North America Inc. As at March 31, 2007, the Company had advanced $105,122 to Prolink North America Inc. for such purposes. In addition 7,250,000 shares of the Company’s common stock, valued at $105,850) had not been issued to Lumonall Canada Inc. and has been recorded as current related party liability.

At March 31, 2007, the amounts due to related parties were:

Wireless Age Communications, Inc.	$150,000
John Simmonds and entities controlled by John Simmonds	181,603
Lumonall Canada Inc.	105,850
$437,453

At March 31, 2007, the amounts due from related parties were:

Prolink North America Inc.	$105,122

Note 5 - Investments

Pursuant to an agreement entered into on February 13, 2007, the Company issued 20,000,000 shares of its common stock to acquire a 30% interest in PPRAS a newly formed private entity based in Norway. PPRAS holds the intellectual property rights for PLM pigments and production of foil used in the manufacturing of photo luminous materials (“PLM”).

The Company has significant influence over the business affairs of PPRAS and accordingly accounts for the investment using the equity method.

The Company valued the initial investment in PPRAS at $100,000. The Company’s carrying value of its investment in PPRAS can be summarized as follows:

Initial investment	$100,000
Less:
Equity share of earnings (losses) from inception to March 31, 2007	-
$100,000

MIDLAND INTERNATIONAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007 and 2006 and the period from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

Note 6 - Licensing and Manufacturing Rights

Pursuant to an agreement entered into on February 6, 2007, the Company acquired the USA licensing, North American manufacturing and Canadian non-government distribution rights of PLM from a related party known as Lumonal Canada Inc. Lumonall is considered a related party by virtue of certain common officers and directors. Lumonall obtained the North American PLM rights from PPRAS. The PLM rights are indefinite lived assets and have been valued initially at $100,000. The Company conservatively estimates the useful life of the rights at 5 years and accordingly is amortizing the initial value on a straight line basis over the estimated useful life. The PLM rights had not been put into use prior to year end and therefore were not amortized.

The Company’s carrying value of the intangible assets is summarized as follows:

Initial investment in rights	$100,000
Less:
Amortization to March 31, 2007	-
$100,000

Under the terms of the acquisition the Company agreed to pay the following royalties to Prolink North America:

1.	A sign royalty of approximately $1.73 (CAD$2.00) per sign, capped at approximately $866,101 (CAD$1,000,000),
2.	Non-sign 1% royalty on net sales from all other photo luminous products,

The Company also became obligated to provide a secured non-interest bearing demand loan to Prolink North America Inc. to pay certain historic amounts owed by Prolink North America Inc. to Prolink International AS. As of March 31, 2007, the Company had advanced approximately $105,122 under the requirement. The Company estimates the total amount to be advanced could be as high as $300,000.

The Company agreed to pay the following further royalty to Lumonall Canada Inc:

1.	A further royalty of $500,000 from future profits, payable as 15% of earnings before interest taxes depreciation and amortization (“EBITDA”) quarterly in arrears.

Pursuant to the terms of the acquisition the Company agreed to issue a $100,000 note payable to Lumonall Canada Inc. (Note 7).

Note 7 - Note Payable

	2007	2006
Note payable, unsecured, non-interest bearing, repayable in four instalment payment of $25,000 on May 31, 2007, August 31, 2007, November 30, 2007 and February 28, 2008 (principal $100,000).	$100,000	$-
Less: current portion:	(100,000)	-
	$-	$-

Note 8 - Management Fee Forgiveness

During fiscal 2007, the Company agreed to issue up to 35,000,000 shares of its common stock to a group on investors led by an officer and director of the Company in exchange for organizing the forgiveness of liabilities to Wireless Age Communications, Inc., Simmonds Mercantile and Management Inc. and David Smardon for unpaid management and consulting fees.

MIDLAND INTERNATIONAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007 and 2006 and the period from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

An officer and director of the Company negotiated the forgiveness of $300,000 in unpaid management fees to Wireless Age Communications, Inc., $175,000 in unpaid management fees to Simmonds Mercantile and Management Inc. and $36,000 in unpaid consulting fees to David Smardon.

The Company valued the shares issuable pursuant to this agreement at $511,000.

Note 9 - Shareholders’ Equity

Preferred stock
No shares of the Company's preferred stock have been issued as of March 31, 2007. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions at a date in the future.

Common stock

The Company has the authority to issue 100,000,000 shares of common stock, par value $.001 per share. The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

As of March 31, 2007, there were 85,867,654 shares of common stock issued and outstanding.

During fiscal 2007, the Company issued 189,654 shares of its common stock in exchange for cash of $8,060 ($0.0425 per share) received in the previous period.

Also during 2007, the Company raised $85,811 by issuing 2,000,000 shares of its common stock for $0.043 per share. In February 2007, the board of directors of the Company authorized a private placement of up to 20,000,000 common shares at $0.05 per share, of which 2,700,000 common shares ($135,000) was issued prior to March 31, 2007.

Also during 2007, the Company issued 20,000,000 shares of its common stock, valued at $100,000 to acquire a 30% investment in PPRAS (Note 5) and agreed to issue 35,000,000 shares of its common stock, valued at $511,000, (of which 27,750,00 common shares had been issued prior to year end) to a group of investors led by an officer and director of the Company for assisting with the negotiation of debt forgiveness (Note 8).

Note 10 - Commitments and Contingencies

The Company has no lease commitments.

Royalties:

The Company is obligated to pay Prolink North America Inc. approximately $1.73 (CAD$2.00) per sign to a maximum of approximately $866,101 (CAD$1,000,000) and 1% of sales of other PLM products as a royalty. The Company is also obligated to pay a further royalty of 15% of EBITDA to a maximum of $500,000 to Lumonall Canada Inc.

Note 11 - Subsequent Events

Warrants Issued

MIDLAND INTERNATIONAL CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007 and 2006 and the period from
May 1, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

On April 30, 2007, the Company issued two tranches of warrants to purchase 4,000,000 shares of the Company’s common stock each. Warrants to purchase 4,000,000 common shares exercisable at $0.05 per share, at any time prior to April 13, 2009, were issued to Michael Heatherman and warrants to purchase 4,000,000 shares of the Company’s common stock exercisable at $0.05 per share, at any time prior to April 13, 2009 were issued to Katemy Holdings Inc., an entity controlled by Mr. Heatherman. The latter warrants vest 1,000,000 each for each bona fide PLM distributor signed up by Mr. Heatherman.

Change in Directors

On February 7, 2007, Carrie Weiler was appointed a director of the Company. On February 11, 2007, David Smardon, Ken Adelberg, Ralph Hadley, Gregory Laborde and Italo Cerra resigned as directors of the Company. Following the resignations the board of directors consisted of John Simmonds and Carrie Weiler.

The Company intends to be reconstituted the board with directors associated with Prolink North America Inc. and Prolink International AS shortly.

Private Placement

As of June 29, 2007, the Company had issued a further 8,380,000 shares of its common stock pursuant to the $0.05 per share private placement.

Management Fee Forgiveness Commitment

As of June 29, 2007, the Company had issued a further 2,450,000 shares of its common stock as consideration for assisting with the negotiation of management fee forgiveness (Note 8). Total number of common shares issued pursuant to the 35,000,000 common share commitment was 30,200,000.

Consulting Fee

Subsequent to year end the Company issued 2,000,000 shares of its common stock to a shareholder as a consulting fee for services provided with the $0.05 per share private placement.

Name Change

The Company intends to change its name, during the year ended March 31, 2008, from Midland International Corporation to Lumonall Inc. to better reflect the new business plan.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Effective on May 9, 2005, we engaged Rotenberg & Co. LLP to audit our financial statements. Prior to its engagement, we had not consulted with Rotenberg & Co LLP with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K.

Our Board of Directors approved the change in accountants described herein.

ITEM 8A - CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. We have concluded that the disclosure controls and procedures are effective at the reasonable assurance level as of the date of this report and that the system is operating in an effective way to ensure appropriate and timely disclosure.

The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq.) (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by this Company in the reports that it files or submits under the Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current directors are John G. Simmonds and Carrie Weiler. Their terms expire upon the election and qualification of their successors.

On February 7, 2007, Carrie Weiler was appointed a director. On February 11, 2007, David Smardon, Ken Adelberg, Ralph Hadley, Gregory Laborde and Italo Cerra resigned as directors. We intend to be reconstituted the board with directors associated with Prolink North America Inc. and Prolink International AS shortly.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position

John G. Simmonds	56	Chairman of the Board
Carrie J. Weiler	48	Director

Biographical Information Regarding Directors

John G. Simmonds, President, Chief Executive Officer and Chairman of the Board. Mr. Simmonds has 40 years experience in the communications sector. He has served as a Director and Chief Executive Officer of the Company since September 2004. He serves as Chief Executive Officer and Chairman of the Board of Wireless Age Communications, Inc. Mr. Simmonds was appointed Chief Executive Officer of Racino Royale Inc. in June 2006. He also serves as a director. Mr. Simmonds was appointed to the Board of Directors of Minacs Worldwide, a TSX listed company, in June 2005. He served as a director until February 2006. Mr. Simmonds was appointed as Director of Eiger Technology, Inc. (TSX:AXA, OTCBB:ETIFF) and Chief Executive Officer and President of Newlook Industries Corp. (NLI:TXSV) in September 2005. He continues to serve as director of Eiger Technology, was appointed CEO in April 2007 but resigned as an officer of Newlook Industries Corp. in February 2007. Mr. Simmonds served as the Chief Executive Officer, of TrackPower (OTCBB: TPWR) from 1998 to May 2004. Mr. Simmonds also served as Chairman and director of TrackPower from 1998 to November 2006. In February 2007 Mr. Simmonds was reappointed CEO and Chairman of the Board of TrackPower. TrackPower is a corporation whose current business plan and activities are designed around the equine racing and wagering industries. Mr. Simmonds has also been involved with several other companies. Mr. Simmonds served as Chief Executive Officer, Chairman and Director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. and resigned in June of 2004.

Carrie J. Weiler, Corporate Secretary and Director. Ms. Weiler was appointed Corporate Secretary on October 15, 2004. Ms. Weiler provides professional public company corporate secretarial services to various entities. Ms. Weiler is a member of the Canadian Society of Corporate Secretaries. Ms. Weiler was appointed Corporate Secretary of Racino Royale Inc. in September 2006. She has served as Corporate Secretary of TrackPower, Inc. since 1998. On May 25, 2003 Ms. Weiler was appointed Corporate Secretary of Wireless Age Communications, Inc. and continues to serve in such capacity.

Board and Committee Meetings

Information concerning the two Committees maintained by the Board of Directors is set forth below.

The Board held thirteen meetings during the 2007 fiscal year, including taking action by consent pursuant to the laws of the State of Nevada on two occasions. No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he served as a committee member.

The audit and compensation committees are the standing committees of our Board. The fiscal year 2006 and 2007 committees are comprised as follows:

2007 Audit Committee	2007 Compensation Committee
David Smardon (Chair)	Kenneth Adelberg (Chair)
Kenneth Adelberg	David Smardon
Ralph V. Hadley, III	Ralph V. Hadley, III
Gregory Laborde	Gregory Laborde
Italo Cerra

The current committees are comprised as follows:

2008 Audit Committee	2008 Compensation Committee
John G. Simmonds (Chair)	Carrie J. Weiler (Chair)
Carrie J. Weiler	John G. Simmonds

Our audit committee (the “Audit Committee”) held four meetings during fiscal 2007. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

Our Audit Committee acts under a written charter adopted and approved by the Board. Our Audit Committee is supposed to be composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the Board and as “independent” is defined under current standards of the American Stock Exchange (including the heightened independence requirements of audit committee members), these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

Our compensation committee of the Board (the “Compensation Committee”) held no meetings during the 2007 fiscal year. The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

Board of Directors Independence

Our Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of American Stock Exchange Company Guide, Part I Section 121, and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. Our Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that neither of current two members are “independent” as defined by American Stock Exchange Company Guide, Part I Section 121, all applicable rules and regulations of the SEC, and for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. The Company intends to reconstitute the board for appropriate independent members in the near future. Independent members of our Board of Directors will meet in executive session without management present, and are scheduled to do so at least two times per year. The Board of Directors will designate an appropriate individual as the presiding director for these meetings.

Shareholder Communications

Our Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to our Secretary at our principal offices as set forth on the cover page to this Annual Report on Form 10-KSB. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder director-specific” communication.” All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

The Audit Committee assists the Board in fulfilling its responsibility for oversight of our internal control, accounting, auditing and financial reporting practices. Specific responsibilities of the Audit Committee include:

•	reviewing and discussing the audited financial statements with management;
•	discussing with the Company’s independent auditors information relating to the auditors’ judgments about the quality of the Company’s accounting policies and financial reporting practices;
•	recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-KSB; and
•	overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors’ services and activities.

The Committee regularly meets with management to consider the adequacy of our internal controls and the integrity of our financial reporting. The Committee discusses these matters with our independent auditors and with our financial personnel.

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

Our Board of Directors has adopted a written charter setting out the roles and responsibilities the Committee is to perform. The Board has determined that John Simmonds, a director serving on the Audit Committee, is an “audit committee financial expert,” as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board of Directors in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal controls.

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended March 31, 2007, as audited by Rotenberg & Co. LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Rotenberg & Co. the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Rotenberg & Co. required by the Independence Standards Board Standard No. 1 and has discussed with Rotenberg & Co. its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended March 31, 2007 be included in the Company’s Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

The members of the Audit Committee are not currently professionally engaged in the practice of auditing or accounting. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles and that the Company’s independent accountants are in fact “independent.”

AUDIT COMMITTEE

John G. Simmonds
Carrie J. Weiler

Executive Officers

The following table presents information with respect to our executive officers, as of June 22, 2007.

Name	Age	Position

John G. Simmonds	56	Director, CEO and CFO
Carrie J. Weiler	48	Director and Corporate Secretary

John G. Simmonds, Director, CEO and CFO of the Company. See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

Carrie J. Weiler, Director and Corporate Secretary of the Company. See “Biographical Information Regarding Directors” above for information regarding Ms. Weiler.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods. Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between April 1, 2006 and March 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, except for the following late filings: 1) Ken Adelberg, David Smardon, Italo Cerra, Terry Hadley and Greg Laborde resigned as directors and did not file Form 5, 2) Gary Hokkanen resigned as an officer and did not file Form 5, and 3) Prolink Holdings AS acquired 20,000,000 shares of our common stock and did not file Forms 3 and 13D.

Code of Ethics

The Board of Directors adopted a Code of Ethics in fiscal 2005, which applies to our executive officers, as well as the executive officers of our subsidiaries.

You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 12650 Jane Street, King City, Ontario, Canada, L7B 1A3, who shall provide copies without charge to any person.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual		Long-Term Compensation
		Compensation		Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
John G. Simmonds Chief Executive Officer and Chief Financial Officer
(1)(3)	2007	0	0	0	0	0	0	0	0	0
	2006	$232,600	0	0	0	0	0	0	0	$232,600
	2005	$232,404	0	0	0	0	0	0	0	$232,404

Gary N. Hokkanen Chief Financial Officer
(2)(4)	2007	0	0	0	0	0	0	0	0	0
	2006	$141.604	0	0	0	0	0	0	0	$141.604
	2005	$116,215	0	0	0	0	0	0	0	$116,215

(1)	Mr. Simmonds joined our Company in August 2004.

(2)	Mr. Hokkanen joined us in October 2004 and resigned on July 12, 2006.

(3)
Mr. Simmonds’ was compensation has been pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. (“SMMI”) and the Company. Management fees payable for his executive management services and others under the Management Services Agreement total $20,000 per month. Mr. Simmonds provides services to entities other than us, and Mr. Simmonds currently devotes, or may devote in the future, some portion of their working time to the management of other entities. The amounts shown on the chart above reflect the total amounts paid by SMMI to Mr. Simmonds in the calendar 2005 and 2006. During fiscal 2007 SMMI forgave approximately $148,415 of unpaid management fees.

(4)
The SMMI Management Services Agreement, as originally struck, included the executive management services of Mr. Hokkanen up to and including September 30, 2005. On October 1, 2005 the services of Mr. Hokkanen became part of a Management Services Agreement with Wireless Age Communications, Inc. (“Wireless Age”) pursuant to which the Company was obligated to pay Wireless Age $20,000 per month. On December 31, 2005, Wireless Age and the Company agreed to terminate the Wireless Age Management Services Agreement. Subsequent to December 31, 2005, Wireless Age was to be paid CAD$250 per hour for the services of Mr. Hokkanen. During fiscal 2007 Mr. Hokkanen was not compensated for his services by the Company.

Option Grants in 2007 Fiscal Year

We made no option grants in 2007. We have no outstanding options held by any member of our management.

Compensation of Directors

Fees

The following fees were paid to Directors who were not our employees during fiscal 2007. During 2007, all non-employee directors received fees for services rendered on the Board of Directors. Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Board members are also reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid meeting fees as follows:

Fee for each Board meeting	$500
Fee for each telephone meeting	$500
Fee for each Committee meeting	$500

Employment Arrangements

Our Chief Executive Officer and Director, Mr. John Simmonds was to be compensated in 2005 and 2006 pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. and the Company. Management fees payable for the executive management services of Mr. Simmonds, and others under the Management Services Agreement totaled $240,000 during Fiscal Year 2006. On October 1, 2004, the Company entered into the management services agreement with SMMI pursuant to which SMMI would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. During Fiscal 2007 this agreement was terminated.

The Company does not currently have compensation agreements with any of its officers.

Compensation Committee Report on Executive Compensation

During fiscal year 2007 the Compensation Committee consists of four non-employee directors, Messrs. Adelberg, Smardon, Hadley and Laborde. On February 7, 2007 the committee members resigned and were replaced by Ms. Carrie Weiler and Mr. John Simmonds. The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

The entire Board regularly reviews the Compensation Committee decisions relating to executive compensation. The Company’s executive compensation policies, as endorsed by the Compensation Committee, have been designed to provide a balanced compensation program that will assist the Company in its efforts to attract, motivate and retain talented executives who the Compensation Committee and senior management believe are important to the long-term financial success of the Company.

Compensation Committee

Carrie Weiler
John Simmonds

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In 2007, we had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 22, 2007 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
Name and Address of		Options/
Beneficial Owner	Shares	Warrants (1)	Total (1)	Percent (1)

Prolink Holdings AS	20,000,000	0	20,000,000	20.3%
John Simmonds	7,230,000	0	7,230,000	7.4%
Carrie Weiler (2)	1,972,000	0	1,972,000	2.0%

All executive officers and directors as a group (2 persons)(3)	9,202,000	0	9,202,000	9.4%

(1)
Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 98,647,654 shares issued and outstanding as June 22, 2007, (excluding any shares issuable under options or warrants,).

(2)	Ms. Weiler beneficially owns such shares through Jancar Investments Corp., a corporation controlled by her.

(3)	Officers and Directors as a group include John Simmonds and Carrie Weiler.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Chief Executive Officer and Director, Mr. John Simmonds was to be compensated pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. and the Company. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $240,000 during Fiscal Year 2006. On October 1, 2004, the Company entered into the management services agreement with SMMI pursuant to which SMMI would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. The initial term of the agreement was two years. Under the terms of the agreement the Company agreed to pay $20,000 per month for services rendered. Simmonds Mercantile and Management Inc. is a private Canadian corporation owned by John Simmonds. In February 2007 the agreement was terminated.

Our former Chairman of the Board of Director, Mr. David Smardon was to be compensated pursuant to the terms of a Consulting Agreement between Mr. Smardon and the Company. On October 1, 2004, the Company entered into the consulting services agreement with Mr. Smardon pursuant to which Mr. Smardon would provide strategic consulting services to the Company. The initial term of the agreement was two years. Under the terms of the agreement the Company agreed to pay $3,000 per month for services rendered. This agreement was terminated in February 2007.

Wireless Age Communications, Inc. a shareholder of the Company prior to January 2007 and an entity in which the Company’s former CFO and Corporate Secretary are officers in, was to be compensated pursuant to Management Services Agreement between Wireless Age Communications, Inc. and the Company. Management fees were payable for the general management services of Mr. David MacKinnon (the Company’s former CTO) and James Hardy (the Company’s former COO) and Gary Hokkanen (the Company’s former CFO). On October 1, 2004, the Company entered into the management services agreement with Wireless Age Communications, Inc. pursuant to which Wireless Age Communications, Inc. would provide general management services to the Company. The initial term of the agreement was two years. Under the terms of the agreement the Company agreed to pay $20,000 per month for services rendered. On December 31, 2005, the Company and Wireless Age terminated the management services agreement. The Company and Wireless Age agreed that Wireless Age would be compensated CAD$250 per hour for the services of Mr. Hokkanen.

In February 2007, we agreed to issue 35,000,000 shares of its common stock to a group of investors led by Mr. Simmonds the Company’s CEO and director, in exchange for negotiating the forgiveness of certain unpaid liabilities for management services provided by Simmonds Mercantile and Management Inc, Wireless Age Communications, Inc. and David Smardon. The negotiation was carried out in anticipation of the Company’s acquisition of certain licensing rights of photo luminous materials. The forgiveness of debt was necessary to enter into this transaction. As of March 31, 2007, 27,750,000 shares of common stock had been issued to the group of investors and the Company was still obligated to issue a further 7,250,000 common shares.

In February 2007, we acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials from a related party known as Lumonall Canada Inc. Lumonall Canada is considered a related party to the Company by virtue of common directors and shareholders of the Company. Mr. Simmonds, a shareholder of the Company and an officer and director is also a shareholder and officer and director of Lumonall Canada. Pursuant to the transaction the Company became obligated to pay certain royalties, to pay historic amounts owed by Prolink North America Inc. to Prolink International AS and issued a $100,000 note payable to Lumonall Canada.

The Board believes that all of the foregoing related party transactions were made on terms that were fair and reasonable to the Company. Directors having an economic interest in the outcome of such transactions did not participate in the deliberation or voting with respect to such actions on the part of the Company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibit No.	Description	Form/Period/Dated	Filed

2.1	Articles and Certificate of Merger (with attached Merger Agreement) merging Azonic Engineering, Inc. (CO Corp) into Azonic Corporation	Form 10-SB	December 1, 1999

3.1	Articles of Incorporation of Grand Canyon Ventures Two, Incorporated (CO Corp.)	Form 10-SB	December 1, 1999
3.2	Amendment to Articles of Incorporation of Grand Canyon Ventures Two, Incorporated changing name to Azonic Engineering, Incorporated (CO Corp)	Form 10-SB	December 1, 1999
3.3	Certificate of Incorporation of Azonic Corporation (NV Corp.)	Form 10-SB	December 1, 1999
3.4	Bylaws of Azonic Corporation	Form 10-SB	December 1, 1999

4.1	Specimen Common Stock Certificate	Form 10-SB	December 1, 1999

	1998 Compensatory Stock Option Plan	Form 10-SB	December 1, 1999
10.2	1998 Employee Stock Compensation Plan	Form 10-SB	December 1, 1999
10	Contract for Sale of Assets Between Flilippo Guani Revocable Trust as Seller and Azonic Corp. as Buyer (Patents/FCC Licenses/Software Licenses/Tools and Molds/Equipment and Furniture/Inventory)	Form 8-K 09/03/04	September 3, 2004
10.1	Management Services Agreement Between Azonic Corporation and Wireless Age Communications, Inc.	Form 8-K 10/12/04	October 15, 2004
10.2	Management Services Agreement Between Azonic Corporation and Simmonds Mercantile and Management, Inc.	Form 8-K 10/12/04	October 15, 2004
10.3	Consulting Agreement Between Azonic Corporation and David Smardon	Form 8-K 10/12/04	October 15, 2004
10.5	Product Strategic Alliance Agreement Between CustomQuest, Inc. and Azonic	Form 10-KSB 03/31/05	June 29, 2005

16.1	Resignation of Levine, Hughes & Mithuen, Inc.	Form 8-K 09/05/03	September 11, 2003
16	Resignation of Levine, Hughes & Mithuen, Inc.	Form 8-K/A 10/07/03	October 16, 2003
16.1	Resignation of Larry O’Donnell, CPA	Form 8-K 05/09/05	May 12, 2005
16.2	Resignation of Levine, Hughes & Mithuen, Inc.	Form 8-K 09/05/03	September 11, 2003
16.2	Resignation of Levine, Hughes & Mithuen, Inc.	Form 8-K/A 10/07/03	October 16, 2003
31	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 302
32	Certification of Chief Financial Officer & Chief Financial Officer Pursuant to Section 906
31.1	Certification of Chief Executive Officer Pursuant to Section 302

(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the three month period ended March 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 14, 2004, the Audit Committee adopted a Pre-approval Policy (“Policy”) governing the approval of all audit and non-audit services performed by the independent auditor in order to ensure that the performance of such services does not impair the auditor’s independence.

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

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2006 and 2007:

Year	Audit Fees	Audit Related (Note 1)	Tax		Financial Information Systems Design and Implementation Fees		Other Fees		Total

2006	$10,000	$7,500	$	Nil	$	Nil	$	Nil	$17,500
2007	$9,000	$7,500	$	Nil	$	Nil	$	Nil	$16,500

Note 1: Includes the review of quarterly Form 10QSBs.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

MIDLAND INTERNATIONAL CORPORATION

Date: July 13, 2007	By:	s/ John Simmonds
John G. Simmonds, CEO & CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G. Simmonds		July 13, 2007
John G. Simmonds	CEO/CFO/Chairman (principal executive and financial officer)
/s/ Carrie J. Weiler		July13, 2007
Carrie J. Weiler	Director