Form 10QSB
period 2007-06-30
Midland International CORP
filed 2007-08-17
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of August 14, 2007, the number of common stock outstanding was 98,697,654.

Midland International Corporation
(A Development Stage Company)

PART I. Financial Information

Item 1. Condensed Financial Statements

Midland International Corporation
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2007
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$21,993
Due from related parties (Note 4)	182,483
Total current assets	204,476

Investment (Note 5)	99,377
Intangibles (Note 6)	95,000
TOTAL ASSETS	$398,853

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities	$138,951
Due to related parties (Note 4)	220,080
Note payable - related parties (Note 7)	75,000
Total current liabilities	434,031

Stockholders’ deficiency
Preferred stock, $0.001 par value, 5,000,000 shares authorized, No shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 98,697,654 shares issued and outstanding at June 30, 2007	98,698
Common stock subscribed	250,000
Additional paid-in capital	1,863,093
Accumulated deficit	(2,246,969)
Total stockholders’ deficiency	(35,178)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$398,853

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statements of Operations
(UNAUDITED)

	Three months ended June 30		May 1, 1996 (Inception) to June 30
	2007	2006	2007
Revenues	$-	$-	$60,000

Cost of sales	-	-	49,500
Gross profit	-	-	10,500

Operating expenses:
Management fees	60,000	-	870,585
Office and general	152,290	1,727	507,000
Professional and consulting	241,431	46,427	799,787
Amortization	5,000	-	5,050
Total operating expenses	458,721	48,154	2,182,422

Net loss before other expenses and income taxes	(458,721)	(48,154)	(2,171,922)

Other expenses
Share of loss in equity accounted investee	623	-	623
Interest expense	-	8,753	34,421
Realized loss on disposal of assets	-	-	10,003
Write off of intangible assets	-	-	30,000
Total other expenses	623	8,753	75,047

Net loss before income taxes	(459,344)	(56,907)	(2,246,969)

Provision for income taxes	-	-	-

Net loss	$(459,344)	$(56,907)	$(2,246,969)

Weighted average number of common shares outstanding - Basic and diluted	95,094,357	33,398,897	21,703,759
Loss per share of common stock - Basic and diluted	$(0.005)	($0.002)	($0.103)

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statement of Change in Stockholders’ Deficiency
May 1, 1996 to March 31, 2007
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Income (Deficit)	Total Stockholders’ Deficiency

Balance, May 1, 1996	-	$-	-	-	-

Issuance of common stock	24,000,000	24,000	(23,700)	-	300

Net loss for the period from inception to March 31, 2004	-	-	-	(19,186)	(19,186)

Balance, March 31, 2004	24,000,000	$24,000	(23,700)	(19,186)	(18,886)

Exchange of debt for equity	-	-	30,500	-	30,500

Shares issued as consideration for assets purchased	3,000,000	3,000	71,503	-	74,503

Common stock issued for services	78,000	78	59,922	-	60,000

Issuance of common stock pursuant to private placements	1,250,000	1,250	213,750	-	215,000

Common stock issued for consulting services provided	650,000	650	64,350	-	65,000

Net loss for the year ended March 31, 2005	-	-	-	(558,404)	(558,404)

Balance, March 31, 2005	28,978,000	$28,978	416,325	(577,590)	(132,287)

Issuance of common stock pursuant to cash received in prior period	900,000	900	(900)	-	-

Issuance of common stock pursuant to private placements	600,000	600	59,400	-	60,000

Common stock issued for consulting services provided	350,000	350	64,650	-	65,000

Issuance of common stock pursuant to private placements	2,400,000	2,400	100,297	-	102,697

Cash received for shares issued after year end	-	-	8,060	-	8,060

Net loss for the period ended March 31, 2006	-	-	-	(894,850)	(894,850)

Balance, March 31, 2006	33,228,000	$33,228	647,832	(1,472,440)	(791,380)

Common stock issued for cash received before year end	189,654	190	(190)	-	-

Issuance of common stock pursuant to private placements	2,200,000	2,000	83,811	-	85,811

Issuance of common stock pursuant to private placements	2,700,000	2,700	132,300	-	135,000

Issuance of common stock pursuant to investment	20,000,000	20,000	80,000	-	100,000

Issuance of common stock pursuant to debt forgiveness	27,750,000	27,750	377,400	-	405,150

Net loss for the year ended March 31, 2007	-	-	-	(315,185)	(315,185)

Balance, March 31, 2007	85,867,654	85,868	1,321,153	(1,787,625)	(380,604)

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statement of Change in Stockholders’ Deficiency
April 1, 2007 to June 30, 2007
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Income (Deficit)	Total Stockholders’ Equity/

Balance, March 31, 2007	85,867,654	$85,868	1,321,153	-	(1,787,625)	(380,604)

Common stock subscriptions received	-	-	-	634,000	-	634,000

Issuance of common stock pursuant to private placements	7,680,000	7,680	376,320	(384,000)	-	-

Issuance of common stock for consulting services	2,700,000	2,700	132,300	-	-	135,000

Issuance of common stock pursuant to debt forgiveness	2,450,000	2,450	33,320	-	-	35,770

Net loss for the period ended June 30, 2007	-	-	-	-	(459,344)	(459,344)

Balance, June 30, 2007	98,697,654	$98,698	1,863,093	250,000	(2,246,969)	(35,178)

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)

	Three Months Ended June 30,		May 1, 1996 (Inception) to June 30,
	2007	2006	2007
Net cash used in operations
Net loss	$(459,344)	$(56,907)	$(2,246,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,000	-	5,050
Share of loss of equity accounted investee	623	-	623
Loss on disposal of capital asset	-	-	10,003
Writedown of intangible assets	-	-	30,000
Bad debt expense	-	-	60,000
Common stock for consulting services provided	135,000	-	295,250
Changes in operating assets and liabilities:
Accounts receivable	-	-	(60,000)
Inventory	-	-	49,500
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	(10,389)	20,439	138,951
Net cash used in operating activities	(329,110)	(36,468)	(1,717,592)
Cash flows provided by investing activities:
Proceeds from disposition of capital assets	-	-	15,000
Net cash provided by investing activities:	-	-	15,000

Cash flows provided by financing activities:
Increase (decrease) in bank indebtedness	-	(104)	-
Proceeds from the Issuance of common stock	634,000	-	1,271,068
Proceeds from (payments to) related parties	(258,964)	43,295	478,517
Repayment of notes payable - related party	(25,000)	-	(25,000)
Net cash provided by financing activities:	350,036	43,191	1,724,585

Increase in cash	20,926	6,723	21,993
Cash, beginning of period	1,067	-	-
Cash, end of period	$21,993	$6,723	$21,993

Supplemental Cash Flow Information:

	Three Months Ended June 30,		May 1, 1996 (Inception) to June 30,
	2007	2006	2007

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Non-Cash Activities
Shares issued as consideration for technology development	$-	$-	$65,000
Shares issued as consideration for assets purchased	$-	$-	$74,503
Issuance of common stock for consulting services	$135,000	$-	$195,000
Issuance of common stock for debt forgiveness arrangement	$35,770	$-	$440,920

See accompanying notes to financial statements.

Midland International Corporation
(A Development Stage Company)

Notes to the Condensed Financial Statements
June 30, 2007
(Unaudited)

Note 1 - Basis of Presentation and business operations

Basis of presentation - Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, we had assets of $398,853, a working capital deficit of $229,555 and an accumulated deficit of $2,246,969 at June 30, 2007. As a result, substantial doubt exists about our ability to continue to fund future operations using its existing resources.

In the past our operations were funded through private placement of common equity, the sale of certain assets and loans from related parties. Although the amounts due to related are reflected as current liabilities, there are no specific repayment terms. In order to ensure the success of the new business, we will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The accompanying condensed unaudited financial statements of Midland International Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2007.

Business operations

We were originally incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999 is was re-domiciled to the State of Nevada by merging into its wholly owned subsidiary Azonic Corporation, a Nevada corporation. On July 21, 2005 the Azonic Corporation changed its name to Midland International Corporation (referred to herein as “Midland,” the “Company,” Registrant” and “Issuer”).

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

Note 2 - Recent developments

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

Name Change and Increase in Authorized Share Capital

On or about August 7, 2007 we mailed to our shareholders an Information Statement in connection with certain shareholder action taken by written consent of the holders of a majority of our outstanding shares entitled to vote at a meeting of shareholders to approve amendments to our Articles of Incorporation. The purpose of the Amendments is to increase our authorized capital stock from 105,000,000 shares, consisting of 100,000,000 shares of Common Stock having a par value of $.001 per share and 5,000,000 shares of Preferred Stock having a par value of $.001 per share, to 205,000,000 shares of authorized capital, consisting of 200,000,000 shares of Common Stock having a par value of $.001 per share and 5,000,000 shares of Preferred Stock having a par value of $.001 per share, and to change our name to “Lumonall, Inc.”

Our Board of Directors approved the Amendments on February 7, 2007, by written unanimous consent, and recommended that the Amendments be approved by our shareholders. The Amendments require the approval of holders of a majority of the shares entitled to vote at a shareholder meeting. Under Nevada law, we are permitted to obtain approval of the Amendments by written consent of the holders of outstanding shares of voting capital stock having not less than the minimum number of votes that would be necessary to approve the Amendments at a meeting at which all shares entitled to vote thereon were present and voted. On June 7, 2007, holders of a majority of the voting capital stock acted by written consent to approve the Amendments.

Shareholders of record at the close of business on June 7, 2007, are entitled to receive this Information Statement. As the Amendments have been duly approved by shareholders holding a majority of our voting capital stock, approval or consent of the remaining shareholders is not required and is not being solicited hereby or by any other means.

The Amendments will become effective when filed with the Secretary of State of the State of Nevada. On August 16, 2007 we were notified that the name change had been approved and that the trading symbol was going change to “LUMN” effective August 17, 2007.

Private Placement Subscriptions

Subsequent to June 30, 2007, we received cash proceeds of $211,000 for subscriptions of 4,220,000 shares of our common stock.

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

Recent issued accounting standards

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

Note 4 - Related Party Transactions

Periodically expenses of the Company are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables to related parties with no specific terms of repayment other then described below. At June 30, amounts due to related parties amounted to $220,080 and amounts due from related parties totaled $182,483. Related parties of the Company include entities under common management.

The Company was obligated to pay $20,000 per month to December 2005 for management services of certain executives to Wireless Age Communications Inc. (“Wireless Age”). On December 31, 2005, the Company terminated the management services agreement and provided Wireless Age an 8% promissory note in the amount of $424,734, pursuant to which the Company agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. The Company also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of the Company to Wireless Age. On June 28, 2006, Wireless Age agreed to provide an option to John Simmonds to acquire its interest in the Company and the promissory note for a cash payment of $200,000 before December 31, 2006.On December 31, 2006, a portion of the option expired and subsequently Wireless Age agreed to accept $150,000 over a six month period beginning June 2007 as repayment of the principal under promissory note plus accrued and unpaid interest. The Company offset the forgiveness of $300,000 of debt as part of an exchange for issuance of common shares. The Company is in default of the agreement to repay the indebtedness.

The Company is obligated to pay Simmonds Mercantile and Management Inc. (“Simmonds Mercantile”) $20,000 per month for certain executive level management services. The Company’s head office was also located at the offices of Simmonds Mercantile. Simmonds Mercantile is solely owned by the Company’s CEO John Simmonds. During the year ended March 31, 2007, Simmonds Mercantile agreed to forgive unpaid management fees (and other related parties of Simmonds Mercantile) of approximately $175,000 as part of a commitment to issue 35,000,000 common shares for debt forgiveness to a group of investors led by an officer and director. As of June 30, 2007, 30,200,000 common shares had been issued.

Pursuant to the terms of consulting services agreement with David Smardon, a shareholder and director the Company, the Company is obligated to pay $3,000 per month for his strategic consulting services. At March 31, 2006 the Company owed $36,000 for consulting services provided. During the twelve month period ended March 31, 2007 David Smardon agreed to forgive the obligation and accordingly the Company reversed the fees.

Pursuant to the Company’s acquisition of the US licensing and manufacturing rights the Company agreed to fund the payment of certain cash obligations of Prolink North America Inc. As at June 30, 2007, the Company had advanced $166,103 to Prolink North America Inc. for such purposes. In addition 4,800,000 shares of the Company’s common stock, valued at $70,080 had not been issued to Lumonall Canada Inc. and has been recorded as current related party liability.

At June 30, 2007, the amounts due to related parties were:

Wireless Age Communications, Inc.	$150,000
Lumonall Canada Inc.	70,080
$220,080

At June 30, 2007, the amounts due from related parties were:

Prolink North America Inc.	$166,103
Lumonall Canada Inc.	16,380
$182,483

Note 5 - Investments

Pursuant to an agreement entered into on February 13, 2007, the Company issued 20,000,000 shares of its common stock to acquire a 30% interest in PPRAS a newly formed private entity based in Norway. PPRAS holds the intellectual property rights for PLM pigments and production of foil used in the manufacturing of photo luminous materials (“PLM”).

The Company has significant influence over the business affairs of PPRAS and accordingly accounts for the investment using the equity method.

The Company valued the initial investment in PPRAS at $100,000. The Company’s carrying value of its investment in PPRAS can be summarized as follows:

Initial investment	$100,000
Less:
Equity share of earnings (losses) from inception to June 30, 2007	(623)
$99,377

The carrying value of the investment exceeds the proportionate share of net assets of the investee by approximately $94,000. The investee was recently incorporated and has not placed any material value on the worldwide intellectual property rights. Management believes the carrying value of its investment in PPRAS as at June 30, 2007, is valued appropriately.

PPRAS assets totaled $17,405 at June 30, 2007 and there are no liabilities. The losses since incorporation to June 30, 2007 have been $2,076.

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

The Company’s carrying value of the intangible assets is summarized as follows:

Initial investment in rights	$100,000
Less:
Amortization to June 30, 2007	5,000
$95,000

Under the terms of the acquisition the Company agreed to pay the following royalties to Prolink North America:

1.	A sign royalty of approximately $1.73 (CAD$2.00) per sign, capped at approximately $866,101 (CAD$1,000,000),
2.	Non-sign 1% royalty on net sales from all other photo luminous products,

The Company also became obligated to provide a secured non-interest bearing demand loan to Prolink North America Inc. to pay certain historic amounts owed by Prolink North America Inc. to Prolink International AS. As of June 30, 2007, the Company had advanced approximately $166,103 under the requirement. The Company estimates the total amount to be advanced could be as high as $300,000.

The Company agreed to pay the following further royalty to Lumonall Canada Inc:

1.	A further royalty of $500,000 from future profits, payable as 15% of earnings before interest taxes depreciation and amortization (“EBITDA”) quarterly in arrears.

Pursuant to the terms of the acquisition the Company agreed to issue a $100,000 note payable to Lumonall Canada Inc. (Note 7).

Note 7 - Note Payable - Related Party

	2007	2006
Note payable, unsecured, non-interest bearing, repayable in four instalment payments of $25,000 on August 31, 2007, November 30, 2007 and February 28, 2008 (principal $75,000).	$75,000	$-
Less: current portion:	(75,000)	-
	$-	$-

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

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Month Period Ended June 30, 2007 and 2006

We generated no revenues in the three-month periods ended June 30, 2007 and 2006. The new PLM business plan was begun during the fourth quarter of fiscal 2007 and did not result in any revenues.

We incurred management fees of $60,000 in the three-month period ended June 30, 2007, compared to nil in the same period ended June 30, 2006. Management fees during the current period were for the services of John Simmonds, our CEO, and Carrie Weiler, our Corporate Secretary.

We incurred office and general expenses of $152,290 in the three-month period ended June 30, 2007 compared to $1,727 in the same period ended June 30, 2006, an increase of approximately $151,000. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution. During the three month period ended June 30, 2007 marketing development costs totaled $52,521, travel and auto costs totaled $36,561, administrative salary costs were $19,554, and telephone and cellular costs totaled $20,815, all of which were associated with the new business plan. We expect operating costs to increase as we pursue the new business.

We also incurred professional and consulting fees of $46,427 in the three-month period ended June 30, 2006, compared to $241,431 in the same period ended June 30, 2007. Professional and consulting fees during the current year included various fees associated with the new business opportunity, including services provided valued at $135,000 for which we paid with 2,700,000 shares of our common stock.

We incurred interest expense of $8,753 during the three month period ended June 30, 2006 compared to nil during the three month period ended June 30, 2007. Interest expense arose from an 8% promissory note issued to Wireless Age Communications, Inc. for unpaid management fees.

Prolink Property Rights AS, an entity in which we have a 30% interest, generated losses of $2,077, of which $623 is our share during the three month period ended June 30, 2007.

As a result, we incurred a net loss of ($56,907) during the three month period ended June 30, 2006, (approximately $0.002 per share) compared to a net loss of ($459,344) in the same period ended June 30, 2007 (approximately $0.005 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from $306,189 at March 31, 2007 to $398,853 at June 30, 2007. The increase is primarily the result of increased activity associated with the PLM business.

We hold a 30% interest in Prolink Intellectual Properties Inc. which we value at $99,377 and also hold intangible assets (USA licensing, North American manufacturing and Canadian non-government distribution rights to PLM products) valued at $95,000. In addition we advanced $182,483 to related parties (including $166,103 to Prolink North America Inc. as part of our agreements under the new business plan).

Our total liabilities decreased from $686,793 at March 31, 2007 to $434,031 at June 30, 2007. The decrease is primarily the result of due to related parties balances decreasing from $437,453 at March 31, 2007 to $220,080 at June 30, 2007. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable and accrued liabilities decreased from $149,340 at the beginning of the year to $138,951 at the end of the current quarter. We also repaid $25,000 of a $100,000 promissory note to Lumonall Canada Inc. We are obligated to repay the remaining note over a one year term.

The stockholders’ deficiency decreased from ($380,604) at March 31, 2007 to ($35,178) at June 30, 2007. The increase is attributable to private placements generating net proceeds of $634,000 during the three month period ended June 30, 2007, the issuance of 2,450,000 common shares, valued at $35,770 as consideration for assisting in certain related party debt forgiveness, the issuance of 2,700,000 common shares, valued at $135,000 for consulting services provided and our loss of $459,344 for the current quarter. (See Statement of Stockholders’ Deficiency contained in the financial statements).

At June 30, 2007, we had a working capital deficit of $229,555. We had cash balances of $21,993 at June 30, 2007 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred. In addition to normal accounts payable of $138,951 we also owe related companies $220,080 (some of is without specific repayment terms) and $75,000 through a promissory note which has regular quarter repayment dates over the next year. Our only source for capital could be loans or private placements of common stock.

During the three month period ended June 30, 2007 we; 1) used $329,110 in cash in operating activities arising primarily from operating losses, and 2) generated $350,036 in cash from financing activities. Financing activities included cash proceeds of $634,000 from private placements of common stock, partially offset by repayments of amounts to related parties of $258,964 and repayment of related party notes payable of $25,000.

Subsequent to June 30, 2007, we received additional cash proceeds of $211,000 in common stock subscriptions.

We remain in the development stage and, since inception, have experienced significant liquidity problems and have no significant capital resources now at June 30, 2007.

Our current cash resources may not be insufficient to support the business over the next 12 months and we are unable to carry out any plan of business without funding. We estimate that we may need additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed. However, while there are no definitive agreements in place as of the date of this report, we are currently engaged in various discussions with interested parties to provide funds or otherwise enter into a strategic alliance to provide such funding. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

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

Going concern qualification: We have incurred significant losses from operations for the three month period ended June 30, 2007, and such losses are expected to continue. In addition, we have a working capital deficit of $229,555 and an accumulated deficit of $2,246,969. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have a debt obligation to repay a $75,000 promissory note in quarterly payments of $25,000 on August 31, 2007, November 30, 2007 and February 28, 2008.

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

We also became obligated to provide Prolink North America a non-interest bearing secured demand loan to pay certain historic amounts owed by Prolink North America Inc. to Prolink International AS. As of June 30, 2007, we had advanced approximately $166,103 under the requirement. Management estimates the total amount to be advanced could be as high as $300,000.

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

PART II. Other Information
Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Name	# of Shares	Proceeds
3-Apr-07	Louie Yoannou	100,000	5,000
3-Apr-07	Troy Sotiroff	100,000	5,000
3-Apr-07	Alan Fernandes	200,000	10,000
19-Apr-07	Louie Yoannou	100,000	5,000
19-Apr-07	Troy Sotiroff	100,000	5,000
19-Apr-07	Alan Fernandes	200,000	10,000
30-Apr-07	Brom Potechin	1,000,000	50,000
30-Apr-07	Andrew Penuvchev	2,000,000	Nil	Note 1
3-May-07	Katemy Holdings	2,000,000	100,000
3-May-07	Gracom Holdings	2,450,000	Nil	Note 2
3-May-07	Sharon Masuda	20,000	1,000
3-May-07	Mike Turrow	20,000	1,000
28-May-07	Audiostocks	700,000	Nil	Note 1
30-May-07	R.G. Willis & Company	1,000,000	50,000
30-May-07	Morgan Stanley & Co.	500,000	25,000
30-May-07	Lisa Cherry	100,000	5,000
30-May-07	Luke Cherry	240,000	12,000
30-May-07	Mark Hetherman	1,000,000	50,000
30-May-07	Johnson Rev Trust	1,000,000	50,000

Note 1: Issued pursuant to consulting services provided.
Note 2: Issued pursuant to debt forgiveness agreement.

The Company entered into the aforementioned transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

Item 3. Defaults Upon Senior Securities

The Company was in default on June 30, 2007 on repayments of a secured $150,000 liability pursuant to an agreement with Wireless Age Communications Inc. The default is on going after June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Executive.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2007	By:	/s/ John G. Simmonds
John G. Simmonds
CEO/Director

By:	/s/ Gary N. Hokkanen
Gary N. Hokkanen
CFO