Form 10QSB
period 2007-11-13
Lumonall Inc.
filed 2007-11-14
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2007

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission File No. 0-28315

LUMONALL, INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)

MIDLAND INTERNATIONAL CORPORATION
(Former name of corporation if changed since last report)

Nevada	84-1517404
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3565 King Road, Suite 102 King City, Ontario, Canada L7B 1M3 (Address of Principal Executive Offices)
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

As of November 9, 2007, the number of common stock outstanding was 107,917,654

Lumonall, Inc.
(A Development Stage Company)

Index

PART I. Financial Information

Item 1.  Condensed Financial Statements

Lumonall, Inc.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$55,614
Due from related parties (Note 4)	169,744
Prepaid expenses	11,382
Total current assets	236,740

Investment (Note 5)	99,377
Intangibles (Note 6)	90,000
TOTAL ASSETS	$426,117

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities	$174,260
Due to related parties (Note 4)	145,080
Deposits	190,000
Note payable - related parties (Note 7)	50,000
Total current liabilities	559,340

Stockholders’ deficiency
Preferred stock, $0.001 par value, 5,000,000 shares authorized, No shares issued and outstanding	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 107,917,654 shares issued and outstanding at Sept. 30, 2007	107,918
Additional paid-in capital	2,554,873
Accumulated deficit	(2,796,014)
Total stockholders’ deficiency	(133,223)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$426,117

See accompanying notes to financial statements.

Index

 Lumonall, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(UNAUDITED)

	Three months ended September 30		Six months ended September 30		May 1, 1996 (Inception) to September 30
	2007	2006	2007	2006	2007
Revenues	$-	$-	$-	$-	$60,000

Cost of sales	-	-	-	-	49,500
Gross profit	-	-	-	-	10,500

Operating expenses:
Management fees	55,000	-	115,000	-	925,585
Office and general	102,920	7,702	344,351	9,429	699,061
Professional and consulting	386,125	17,500	538,415	63,927	1,096,771
Amortization	5,000	-	10,000	-	10,050
Total operating expenses	549,045	25,202	1,007,766	73,356	2,731,467

Net loss before other expenses and income taxes	(549,045)	(25,202)	(1,007,766)	(73,356)	(2,720,967)

Other expenses
Share of loss of equity accounted investee	-	-	623	-	623
Interest expense	-	8,564	-	17,317	34,421
Realized loss on disposal of assets	-	-	-	-	10,003
Write off of intangible assets	-	-	-	-	30,000
Total other expenses	-	8,564	623	17,317	75,047

Net loss before income taxes	(549,045)	(33,766)	(1,008,839)	(90,673)	(2,796,014)

Provision for income taxes	-	-	-	-	-

Net loss	$(549,045)	$(33,766)	$(1,008,839)	$(90,673)	$(2,796,014)

Weighted average number of common shares outstanding – Basic and diluted	101,529,176	33,417,654	98,329,348	33,408,327	23,465,740
Loss per share of common stock - Basic and diluted	$(0.005)	$(0.010)	$(0.010)	$(0.003)	$(0.119)

See accompanying notes to financial statements.

Index

Lumonall, Inc.
(A Development Stage Company)
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

Index

Lumonall, Inc.
(A Development Stage Company)
Condensed Statement of Change in Stockholders’ Deficiency
April 1, 2007 to September 30, 2007
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Income (Deficit)	Total Stockholders’ Equity/

Balance, March 31, 2007	85,867,654	$85,868	1,321,153	-	(1,787,625)	(380,604)

Common stock subscriptions received	-	-	-	634,000	-	634,000

Issuance of common stock pursuant to private placements	7,680,000	7,680	376,320	(384,000)	-	-

Issuance of common stock for consulting services	2,700,000	2,700	132,300	-	-	135,000

Issuance of common stock pursuant to debt forgiveness	2,450,000	2,450	33,320	-	-	35,770

Net loss for the period ended June 30, 2007	-	-	-	-	(459,344)	(459,344)
Balance, June 30, 2007	98,697,654	$98,698	1,863,093	250,000	(2,246,969)	(35,178)

Issuance of common stock pursuant to private placements	9,220,000	9,220	451,780	(250,000)	-	211,000

Issuance of common stock purchase warrants	-	-	240,000	-	-	240,000

Net loss for the period ended September 30, 2007	-	-	-	-	(549,045)	(549,045)
Balance, September 30, 2007	107,917,654	$107,918	2,554,873	-	(2,796,014)	(133,223)

See accompanying notes to financial statements.

Index

Lumonall, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)

	Six Months Ended September 30,		May 1, 1996 (Inception) to September 30,
	2007	2006	2007
Net cash used in operations
Net loss	$(1,008,389)	$(90,673)	$(2,796,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	10,000	-	10,050
Share of loss of equity accounted investee	623	-	623
Loss on disposal of capital asset	-	-	10,003
Writedown of intangible assets	-	-	30,000
Bad debt expense	-	-	60,000
Common stock for consulting services provided	135,000	-	295,250
Warrants issued for consulting services provided	240,000	-	240,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	(60,000)
Inventory	-	-	49,500
Prepaid expenses	(11,382)	-	(11,382)
Accounts payable and accrued liabilities	24,920	25,347	174,260
Deposits	190,000	-	190,000
Net cash used in operating activities	(419,228)	(65,326)	(1,807,710)
Cash flows provided by investing activities:
Proceeds from disposition of capital assets	-	-	15,000
Net cash provided by investing activities:	-	-	15,000
Cash flows provided by financing activities:
Increase (decrease) in bank indebtedness	-	292	-
Proceeds from the Issuance of common stock	845,000	-	1,482,068
Proceeds from (payments to) related parties	(321,225)	65,034	416,256
Repayment of notes payable – related party	(50,000)	-	(50,000)
Net cash provided by financing activities:	473,775	65,326	1,848,324

Increase in cash	54,547	-	55,614
Cash, beginning of period	1,067	-	-
Cash, end of period	$55,614	$-	$55,614

Supplemental Cash Flow Information:

	Six Months Ended September 30,		May 1, 1996 (Inception) to September 30,
	2007	2006	2007

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Non-Cash Activities
Shares issued as consideration for technology development	$-	$-	$65,000
Shares issued as consideration for assets purchased	$-	$-	$74,503
Issuance of common stock for consulting services	$135,000	$-	$195,000
Warrants issued for consulting services provided	$240,000	$-	$240,000
Issuance of common stock for debt forgiveness arrangement	$35,770	$-	$440,920

See accompanying notes to financial statements.

Index

Lumonall, Inc.
(A Development Stage Company)

Notes to the Condensed Financial Statements
September 30, 2007
(Unaudited)

Note 1– Basis of Presentation and business operations

Basis of presentation – Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, we had assets of $426,117, a working capital deficit of $322,600 and an accumulated deficit of $2,796,014 at September 30, 2007.  As a result, substantial doubt exists about our ability to continue to fund future operations using its existing resources.

In the past our operations were funded through private placement of common equity, the sale of certain assets and loans from related parties. Although the amounts due to related parties are reflected as current liabilities, there are no specific repayment terms. In order to ensure the success of the new business, we will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The accompanying condensed unaudited financial statements of Lumonall, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2007.

Business operations

We were originally incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999 is was re-domiciled to the State of Nevada by merging into its wholly owned subsidiary Azonic Corporation, a Nevada corporation. On July 21, 2005 the Azonic Corporation changed its name to Midland International Corporation. On August 7, 2007 we changed our name from Midland International Corporation to Lumonall, Inc. (referred to herein as “Lumonall,” the “Company,” Registrant” and “Issuer”).

In February 2007, we adopted a new business plan.  To implement this new business plan we acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights to a process for photo luminous pigments and production of foil used in manufacturing of photo luminous materials. We also made a 30% investment in an entity that holds the world-wide intellectual property rights to certain photo luminous materials

Index

Note 2 – Recent developments

Name Change and Increase in Authorized Share Capital

On August 7, 2007, we filed amendments to our Articles of Incorporation to increase our authorized capital stock from 105,000,000 shares, consisting of 100,000,000 shares of Common Stock having a par value of $.001 per share and 5,000,000 shares of Preferred Stock having a par value of $.001 per share, to 205,000,000 shares of authorized capital, consisting of 200,000,000 shares of Common Stock having a par value of $.001 per share and 5,000,000 shares of Preferred Stock having a par value of $.001 per share, and to change our name to “Lumonall, Inc.”

On August 16, 2007 we were notified that the name change had been approved and that the trading symbol was changed to “LUMN” effective August 17, 2007.

Appointment of New Directors and Officers

At a meeting of the Board of Directors on August 28, 2007, we appointed four additional new members to the Board, Mr. Geir Drangsholt, Mr. Michael Hetherman, Mr. Frank Hoyen and Mr. Bjorn Pedersen. With these new appointments the Board consists of 6 directors, including Ms. Carrie Weiler and Mr. John Simmonds.

With regard to Board appointments, Messrs. Drangsholt, Hoyen and Pedersen will be considered independent directors. Mr. Hetherman was also appointed President and Chief Operating Officer of Lumonall Inc. and therefore will be considered a non-independent executive director.

Mr. Gary Hokkanen was appointed Chief Financial Officer of the Company.

Distribution Chain Developments

During the previous quarter, we signed a number of distributors to take this new PLM product to market. Those partners, covering a majority of North America, include the Willis Group of Companies in Canada, and Designer Building Solutions, Butler-Johnson Corporation, Hallmark Building Supplies and Parksite, Inc. in the United States. As of September 30, 2007, we received deposits totaling $190,000 for future orders of PLM product from most of our distributors.

We held a distributors meeting in Chicago, Illinois at the end of August. The purpose of the meeting was to train distributor sales and marketing managers to start major metro penetration across North America, and included strategy and training sessions led by Geir Drangsholt, as well as one of our directors and Prolink International AS Sales and Development Manager, Bjorn Pedersen.

National Research Council Report

The National Research Council of Canada report studying the effectiveness of PLM products was recently released. The study, jointly funded by Public Works and Government Services Canada and the NRC, was done with our support and confirmed the value and importance of PLM Safety Way Guidance Systems (SWGS) as an effective and improved means of evacuation in emergency conditions.

Index

Conducted in the C.D. Howe building in Ottawa, Ontario, a 13-story building that is home to Industry Canada and the Office of the Auditor General, the report included two other PLM manufacturers in addition to us.

According to the report (entitled “Evaluation of the effectiveness of different photoluminescent stairwell installations for the evacuation of office building occupants”), “Renovations to the Pentagon following the September 11, 2001 attack included the addition of a PLM [Safety Way Guidance System] in corridors and stairs, while the United Nations installed such a system in 2003. New York City recognized as a result of the events of September 11, 2001, and the blackout of August 2003, that a PLM [Safety Way Guidance System] is an essential component to ensure occupant safety in high-rise structures.” New York City officially passed Local Law 26 on May 31, 2005, which required all existing or new high-rise office buildings over 75-feet-tall to install a PLM SWGS by July 2006.

Furthermore, according to the report, “other building codes are also in the process of adopting measures to use photoluminescent safety markings as a means of better defining escape routes, and this technology will continue to be developed and used.”

Geir Drangsholt Retained as Consultant and Advisor

Geir Drangsholt is considered an authority on PLM and Safety Way Guidance Systems. An engineer by trade, Mr. Drangsholt has been instrumental on a global level for developing standards and principles for PLM Safety Way Guidance Systems and other fire safety models.

In 1997, the need for universal exit path marking systems in buildings was deemed by the International Organization for Standardization (ISO) as one of the most critical applications for standardized signage. For six years, a multidisciplinary committee of the world's experts in evacuation systems and graphical symbols, which included Mr. Drangsholt as a Norwegian delegate, met several times a year to develop ISO 16069. The result, published in 2003, is a standard that sets forth the basic principles for designing egress path marking systems for buildings.

Geir Drangsholt is also head of the Norwegian group writing the Norwegian Standard for SWGS, based on ISO 16069. He has also been Managing Director and Senior Engineer of TekOk AS, a private fire consultant company in Norway, since 2000.

New Head Office

Effective September 17, 2007, we relocated our head office to 3565 King Road, Suite 102, King City, Ontario, L7B 1M3, Canada, (telephone 905-833-9845, fax 905-833-9847).  The new office will contain the latest and most up to date technology in photoluminescent signage and provides a good example of what their products are capable of.

Index

Note 3 – Summary of Significant Accounting Policies

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

Index

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

Recent issued accounting standards

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company’s financial statements.

Note 4 – Related Party Transactions

Periodically expenses of the Company are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables to related parties with no specific terms of repayment other than as described below.  At September 30, amounts due to related parties amounted to $145,080 and amounts due from related parties totaled $169,744. Related parties of the Company include entities under common management.

The Company is obligated to pay  $150,000 to Wireless Age Communications, Inc. (an entity that has certain common officers and directors) over a six month period beginning June 2007 as repayment of the principal under promissory note plus accrued and unpaid interest. As of September 30, 2007, the remaining amount owed was $75,000.

The Company is obligated to pay Simmonds Mercantile and Management Inc. (“Simmonds Mercantile”) $20,000 per month for certain executive level management services. The Company’s head office was also located at the offices of Simmonds Mercantile. Simmonds Mercantile is solely owned by the Company’s CEO John Simmonds. During the year ended March 31, 2007, Simmonds Mercantile agreed to forgive unpaid management fees (and other related parties of Simmonds Mercantile) of approximately $175,000 as part of a commitment to issue 35,000,000 common shares for debt forgiveness to a group of investors led by an officer and director. As of September 30, 2007, 30,200,000 common shares had been issued.

Index

Pursuant to the Company’s acquisition of the US licensing and manufacturing rights the Company agreed to fund the payment of certain cash obligations of Prolink North America Inc. As at September 30, 2007, the Company had advanced $166,103 to Prolink North America Inc. for such purposes. In addition 4,800,000 shares of the Company’s common stock, valued at $70,080 had not been issued to Lumonall Canada Inc. and has been recorded as current related party liability.

At September 30, 2007, the amounts due to related parties were:

Wireless Age Communications, Inc.	$75,000
Lumonall Canada Inc.	70,080
$145,080

At September 30, 2007, the amounts due from related parties were:

Prolink North America Inc.	$166,103
Lumonall Canada Inc.	3,641
$169,744

Note 5 – Investments

Pursuant to an agreement entered into on February 13, 2007, the Company issued 20,000,000 shares of its common stock to acquire a 30% interest in PPRAS a newly formed private entity based in Norway. PPRAS holds the intellectual property rights for PLM pigments and production of foil used in the manufacturing of photo luminous materials (“PLM”).

The Company has significant influence over the business affairs of PPRAS and accordingly accounts for the investment using the equity method.

The Company valued the initial investment in PPRAS at $100,000. The Company’s carrying value of its investment in PPRAS can be summarized as follows:

Initial investment	$100,000
Less:
Equity share of earnings (losses) from inception to September 30, 2007	(623)
$99,377

The carrying value of the investment exceeds the proportionate share of net assets of the investee by approximately $80,000. The investee was recently incorporated and has not placed any material value on the worldwide intellectual property rights. Management believes the carrying value of its investment in PPRAS as at September 30, 2007, is valued appropriately.

PPRAS assets totaled $18,916 at September 30, 2007 and there are no liabilities. The losses since incorporation to September 30, 2007 have been $2,076.

Index

Note 6 – Licensing and Manufacturing Rights

Pursuant to an agreement entered into on February 6, 2007, the Company acquired the USA licensing, North American manufacturing and Canadian non-government distribution rights of PLM from a related party known as Lumonall Canada Inc. Lumonall is considered a related party by virtue of certain common officers and directors. Lumonall obtained the North American PLM rights from PPRAS. The PLM rights are indefinite lived assets and have been valued initially at $100,000. The Company conservatively estimates the useful life of the rights at 5 years and accordingly is amortizing the initial value on a straight line basis over the estimated useful life.

The Company’s carrying value of the intangible assets is summarized as follows:

Initial investment in rights	$100,000
Less:
Amortization to September 30, 2007	10,000
$90,000

Under the terms of the acquisition the Company agreed to pay the following royalties to Prolink North America:

1.	A sign royalty of approximately $2.01 (CAD$2.00) per sign, capped at approximately $1,005,200 (CAD$1,000,000),
2.	Non-sign 1% royalty on net sales from all other photo luminous products,

The Company also became obligated to provide a secured non-interest bearing demand loan to Prolink North America Inc. to pay certain historic amounts owed by Prolink North America Inc. to Prolink International AS. As of September 30, 2007, the Company had advanced approximately $166,103 under the requirement. The Company does not aniticipate making further loans to Prolink North America Inc.

The Company agreed to pay the following further royalty to Lumonall Canada Inc:

1.	A further royalty of $500,000 from future profits, payable as 15% of earnings before interest taxes depreciation and amortization (“EBITDA”) quarterly in arrears.

Pursuant to the terms of the acquisition the Company agreed to issue a $100,000 note payable to Lumonall Canada Inc. (Note 7).

Note 7 – Note Payable – Related Party

	2007	2006
Note payable, unsecured, non-interest bearing, repayable in two instalment payments of $25,000 on November 30, 2007 and February 28, 2008 (principal $50,000).	$50,000	$-
Less: current portion:	(50,000)	-
	$-	$-

Index

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

BACKGROUND

The Company was incorporated in the State of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated. The Company changed its name to Azonic Engineering Corporation on September 23, 1998. On November 12, 1999, it was re-domiciled to the State of Nevada by merging into its wholly owned subsidiary Azonic Corporation ("Company"), a Nevada corporation. On July 21, 2005 the Company officially changed its name to Midland International Corporation.  On August 7, 2007 we changed our name from Midland International Corporation to Lumonall, Inc.

As of February 2007, we adopted a new business plan.  We acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials (“PLM”) and made a 30% investment in an entity that holds the world wide intellectual rights to these PLM products.

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Month Period Ended September 30, 2007 and 2006

We generated no revenues in the three-month periods ended September 30, 2007 and 2006.  The new PLM business plan was begun during the fourth quarter of fiscal 2007 and did not result in any revenues.

We incurred management fees of $55,000 in the three-month period ended September 30, 2007, compared to nil in the same period ended September 30, 2006. Management fees during the current period were for the services of John Simmonds, our CEO, and Carrie Weiler, our Corporate Secretary.

We incurred office and general expenses of $102,920 in the three-month period ended September 30, 2007 compared to $7,702 in the same period ended September 30, 2006, an increase of approximately $95,000. Office and general expenses include travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. During the three month period ended September 30, 2007 travel and auto costs totaled $50,481, occupancy costs totaled $15,029, advertising and promotional costs were $8,950, and foreign exchange translation costs were $8,779. We expect operating costs to increase as we pursue the new business.

Index

We also incurred professional and consulting fees of $386,125 in the three-month period ended September 30, 2007, compared to $17,500 in the same period ended June 30, 2006. Professional and consulting fees during the current year included various fees associated with the new business opportunity, including general management, technical, political lobbyist and marketing functions. Professional and consulting fees in the current period included services valued at $240,000 paid with warrants to acquire 12,000,000 common shares.

We incurred interest expense of $8,564 during the three month period ended September 30, 2006 compared to nil during the three month period ended September 30, 2007. Interest expense arose from an 8% promissory note issued to Wireless Age Communications, Inc. for unpaid management fees.

As a result, we incurred a net loss of ($33,766) during the three month period ended September 30, 2006, (approximately $0.001 per share) compared to a net loss of ($549,045) in the same period ended September 30, 2007 (approximately $0.005 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

Comparison of Results of Operations for the Six Month Period Ended September 30, 2007 and 2006

We generated no revenues in the six-month periods ended September 30, 2007 and 2006.  The new PLM business plan was begun during the fourth quarter of fiscal 2007 and did not result in any revenues.

We incurred management fees of $115,000 in the six-month period ended September 30, 2007, compared to nil in the same period ended September 30, 2006. Management fees during the current period were for the services of John Simmonds, our CEO, and Carrie Weiler, our Corporate Secretary.

We incurred office and general expenses of $344,351 in the six-month period ended September 30, 2007 compared to $9,429 in the same period ended September 30, 2006, an increase of approximately $335,000. Office and general expenses include travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. During the six month period ended September 30, 2007 travel and auto costs totaled $87,043, occupancy costs totaled $33,415, advertising and promotional costs were $61,480, legal and accounting costs of $51,023 and foreign exchange translation costs were $7,585. We expect operating costs to increase as we pursue the new business.

We also incurred professional and consulting fees of $538,415 in the six-month period ended September 30, 2007, compared to $63,927 in the same period ended September 30, 2006. Professional and consulting fees during the current year included various fees associated with the new business opportunity, including general management, technical and marketing functions, including services valued at $135,000 for which we paid with 2,700,000 shares of our common stock and services valued at $240,000 for which we issued warrants to purchase 12,000,000 common shares.

Index

We incurred interest expense of $17,317 during the six month period ended September 30, 2006 compared to nil during the six month period ended September 30, 2007. Interest expense arose from an 8% promissory note issued to Wireless Age Communications, Inc. for unpaid management fees.

Prolink Property Rights AS, an entity in which we have a 30% interest, generated losses of $2,077, of which $623 is our share during the six month period ended September 30, 2007.

As a result, we incurred a net loss of ($90,673) during the six month period ended September 30, 2006, (approximately $0.002 per share) compared to a net loss of ($1,007,766) in the same period ended September 30, 2007 (approximately $0.010 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

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

Index

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

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from $306,189 at March 31, 2007 to $426,117 at September 30, 2007.  The increase is primarily the result of increased activity associated with the PLM business.

We hold a 30% interest in Prolink Intellectual Properties Inc. which we value at $99,377 and also hold intangible assets (USA licensing, North American manufacturing and Canadian non-government distribution rights to PLM products) valued at $90,000. In addition we advanced $169,744 to related parties (including $166,103 to Prolink North America Inc. as part of our agreements under the new business plan).

Our total liabilities decreased from $686,793 at March 31, 2007 to $559,340 at September 30, 2007. The decrease is primarily the result of due to related parties balances decreasing from $437,453 at March 31, 2007 to $145,080 at September 30, 2007. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable and accrued liabilities increased from $149,340 at the beginning of the year to $174,260 at the end of the current quarter. We also repaid $50,000 of a $100,000 promissory note to Lumonall Canada Inc. We are obligated to repay the remaining note over a one year term.

The stockholders’ deficiency decreased from ($380,604) at March 31, 2007 to ($133,223) at September 30, 2007.  The increase is attributable to private placements generating net proceeds of $845,000 during the six month period ended June 30, 2007, the issuance of 2,450,000 common shares, valued at $35,770 as consideration for assisting in certain related party debt forgiveness, the issuance of 2,700,000 common shares, valued at $135,000 for consulting services provided the issuance of warrants to acquire 12,000,000 common shares and our loss of $1,007,766 for the first half of fiscal 2008. (See Statement of Stockholders’ Deficiency contained in the financial statements).

At September 30, 2007, we had a working capital deficit of $322,600.  We had cash balances of $55,614 at September 30, 2007 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable of $174,260 we also owe related companies $145,080 (some of is without specific repayment terms) and $50,000 through a promissory note which has regular quarter repayment dates over the next year.  Our only source for capital could be loans or private placements of common stock.

During the six month period ended September 30, 2007 we; 1) used $419,228 in cash in operating activities arising primarily from operating losses, and 2) generated $473,775 in cash from financing activities. Financing activities included cash proceeds of $845,000 from private placements of common stock, partially offset by repayments of amounts to related parties of $321,225 and repayment of related party notes payable of $50,000.

Index

We remain in the development stage and, since inception, have experienced significant liquidity problems and have no significant capital resources now at September 30, 2007.

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

Going concern qualification:  We have incurred significant losses from operations for the six month period ended June 30, 2007, and such losses are expected to continue.  In addition, we have a working capital deficit of $322,600 and an accumulated deficit of $2,796,014.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have a debt obligation to repay a $50,000 promissory note in quarterly payments of $25,000 on November 30, 2007 and February 28, 2008. We also hold deposits of $190,000 from our distributors for future orders of PLM products.

Under the terms of the acquisition of the USA licensing, North American manufacturing and Canadian non-government distribution rights to PLM products, the Company agreed to pay the following royalties to Prolink North America:

1.	A sign royalty of approximately $2.01 (CAD$2.00) per sign, capped at approximately $1,005,200 (CAD$1,000,000).

2.	Non-sign 1% royalty on net sales from all other photo luminous products.

We also became obligated to provide Prolink North America a non-interest bearing secured demand loan to pay certain historic amounts owed by Prolink North America Inc. to Prolink International AS. As of June 30, 2007, we had advanced approximately $166,103 under the requirement. Management does not anticipate making further loans to Prolink North America Inc..

We agreed to pay the following further royalty to Lumonall Canada Inc:

1.	A further royalty of $500,000 from future profits, payable as 15% of earnings before interest taxes depreciation and amortization (“EBITDA”) quarterly in arrears.

Index

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

Index

PART II. Other Information
Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the current period the company issued the following common shares
Date	Name	# of Shares	Proceeds
30-Aug-07	Horst Heuniken	2,000,000	100,000
30-Aug-07	Joseph Balthazor	1,000,000	50,000
30-Aug-07	Edenshaw Management	2,000,000	100,000
5-Sep-07	Terje Israelsen	120,000	6,000
5-Sep-07	Kent Arne Overheim	100,000	5,000
5-Sep-07	Bjorn Pedersen	200,000	10,000
5-Sep-07	Frank Hoyen	200,000	10,000
5-Sep-07	Jan Hoyen	200,000	10,000
5-Sep-07	Geir Skog Olsen	100,000	5,000
5-Sep-07	Draco Invesering	3,300,000	165,000

The company issued the following common stock purchase warrants:

Date of Issuance	Expiry Date	Warrant Holder	Exercise Price	Number of Common Shares
August 7, 2007	August 7, 2008	Gerry Merovitz	$ 0.05	2,000,000
August 7, 2007	August 7, 2008	Charles Merovitz	$ 0.05	2,000,000
August 7, 2007	April 13, 2009	Katemy Holdings Inc.	$ 0.05	8,000,000

The Company entered into the aforementioned transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

       None

Index

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

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 13, 2007

BY: /s/ John G. Simmonds	BY: /s/ Gary N. Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: CEO/Director	Title: CFO