Form 10QSB
period 2007-12-31
Lumonall Inc.
filed 2008-02-14
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2007

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission File No. 0-28315

LUMONALL INC.
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

As of February 6, 2008, the number of common stock outstanding was 107,917,654

Lumonall, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

Lumonall, Inc.
Condensed Balance Sheet
December 31, 2007
 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	-
Accounts receivable	$33,506
Inventory	18,441
Due from related parties (Note 3)	166,103
Prepaid expenses	40,095
Total current assets	258,145

Investment (Note 4)	99,377
Intangibles (Note 5)	85,000
TOTAL ASSETS	$442,522

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Bank indebtedness	42,036
Accounts payable and accrued liabilities	247,226
Due to related parties (Note 3)	329,702
Deposits	235,346
Note payable - related parties (Note 6)	50,000
Total current liabilities	904,310

Stockholders’ deficiency
Preferred stock, $0.001 par value, 5,000,000 shares authorized, No shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 107,917,654 shares issued and outstanding at December 31, 2007	107,918
Additional paid-in capital	2,554,873
Accumulated deficit	(3,124,579)
Total stockholders’ deficiency	$(461,788)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$442,522

See accompanying notes to financial statements.

 Lumonall, Inc.
Condensed Statements of Operations
(UNAUDITED)

	Three months ended December 31		Nine months ended December 31
	2007	2006	2007	2006
Revenues	$59,473	$-	$59,473	$-

Cost of sales	52,272	-	52,272	-
Gross profit	7,201	-	7,201	-

Operating expenses:
Management fees	62,500	-	177,500	-
Office and general	136,041	46,771	480,392	56,200
Professional and consulting	116,867	(2,772)	655,282	61,115
Amortization	5,000	-	15,000	-
Total operating expenses	320,408	43,999	1,328,174	117,355

Net loss before other expenses and income taxes	(313,207)	(43,999)	(1,320,973)	(117,355)

Other expenses
Share of loss of equity accounted investee	-	-	623	-
Interest expense	15,538	8,565	15,358	25,882
Total other expenses	15,538	8,565	15,981	25,882

Net loss before income taxes	(328,565)	(52,564)	(1,336,954)	(143,237)

Provision for income taxes	-	-	-	-

Net loss	$(328,565)	$(52,564)	$(1,336,954)	$(143,237)

Weighted average number of common shares outstanding – Basic and diluted	107,917,654	33,830,697	101,537,072	33,636,902
Loss per share of common stock - Basic and diluted	$(0.003)	$(0.002)	$(0.013)	$(0.004)

See accompanying notes to financial statements.

Lumonall, Inc.
Condensed Statement of Change in Stockholders’ Deficiency
April 1, 2007 to December 31, 2007
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Income (Deficit)	Total Stockholders’ Equity/

Balance, March 31, 2007	85,867,654	$85,868	1,321,153	-	(1,787,625)	(380,604)

Common stock subscriptions received	-	-	-	634,000	-	634,000

Issuance of common stock pursuant to private placements	7,680,000	7,680	376,320	(384,000)	-	-

Issuance of common stock for consulting services	2,700,000	2,700	132,300	-	-	135,000

Issuance of common stock pursuant to debt forgiveness	2,450,000	2,450	33,320	-	-	35,770

Net loss for the period ended June 30, 2007	-	-	-	-	(459,344)	(459,344)
Balance, June 30, 2007	98,697,654	$98,698	1,863,093	250,000	(2,246,969)	(35,178)

Issuance of common stock pursuant to private placements	9,220,000	9,220	451,780	(250,000)	-	211,000

Issuance of common stock purchase warrants	-	-	240,000	-	-	240,000

Net loss for the period ended September 30, 2007	-	-	-	-	(549,045)	(549,045)
Balance, September 30, 2007	107,917,654	$107,918	2,554,873	-	(2,796,014)	(133,223)
Net loss for the period ended December 30, 2007	-	-	-	-	(328,565)	(328,565)

Balance, December 31, 2007	107,917,654	107,918	2,554,873	-	(3,124,579)	(461,788)

See accompanying notes to financial statements.

Lumonall, Inc.
Condensed Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended December 31
	2007	2006
Net cash used in operations
Net loss	$(1,336,954)	$(143,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,000	-
Share of loss of equity accounted investee	623	-
Loss on disposal of capital asset		-
Writedown of intangible assets		-
Bad debt expense		-
Common stock for consulting services provided	135,000	-
Warrants issued for consulting services provided	240,000	-
Changes in operating assets and liabilities:
Accounts receivable	(33,506)	-
Inventory	(18,441)	-
Prepaid expenses	(40,095)	-
Accounts payable and accrued liabilities	113,244	16,781
Deposits	235,346	-
Net cash used in operating activities	(689,783)	(124,456)
Cash flows provided by financing activities:
Increase (decrease) in bank indebtedness	42,036	(104)
Proceeds from the Issuance of common stock	845,000	85,810
Proceeds from (payments to) related parties	(148,320)	83,453
Notes payable – related party	(50,000)	-
Net cash provided by financing activities:	688,716	169,159

Increase (decrease) in cash	(1,067)	42,703
Cash, beginning of period	1,067	-
Cash, end of period	$-	$42,703

Supplemental Cash Flow Information:

	Nine Months Ended December 31,
	2007	2006

Income Taxes Paid	$-	$-
Interest Paid	$-	$-

Non-Cash Activities
Issuance of common stock for consulting services	$135,000	$-
Warrants issued for consulting services provided	$240,000	$-
Issuance of common stock for debt forgiveness arrangement	$35,770	$-

See accompanying notes to financial statements.

Lumonall, Inc.
Notes to the Condensed Financial Statements
December 31, 2007
(Unaudited)

Note 1 – Basis of Presentation and business operations

Basis of presentation – Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, we had assets of $442,522, a working capital deficit of $646,165 and an accumulated deficit of $3,124,579 at December 31, 2007.  As a result, substantial doubt exists about our ability to continue to fund future operations using its existing resources.

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

The accompanying condensed unaudited financial statements of Lumonall, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2007.

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

In February 2007, we adopted a new business plan.  To implement this new business plan we acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights to a process for photo luminous pigments and production of foil used in manufacturing of photo luminous materials. We also made a 30% investment in an entity that holds the world-wide intellectual property rights to certain photo luminous materials

Development stage

In prior periods we had been in the development stage. During the three month period ended December 31, 2007, we began to recognize revenues under our planned principle operations and therefore we no longer regard the Company to be in the development stage.

Note 2 – Summary of Significant Accounting Policies

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

Recent issued accounting standards

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, SFAS 159 will have on its financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill.  The Company adopted Interpretation 48 on January 1, 2007, which did not have a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2010.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements [but does not expect it to have a material effect].

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2010.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements [but does not expect it to have a material effect].

Note 3 – Related Party Transactions

Periodically expenses of the Company are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables to related parties with no specific terms of repayment other than ad described below.  At December 31, 2007 amounts due to related parties amounted to $329,702 and amounts due from related parties totaled $166,103. Related parties of the Company include entities under common management.

The Company is obligated to pay $23,500 for certain executive level management services of the Company’s CEO, CFO and Corporate Secretary. During the year ended March 31, 2007, Simmonds Mercantile & Management, Inc. (“Simmonds Mercantile”) an entity owned by the Company’s CEO, agreed to forgive unpaid management fees (and other related parties of Simmonds Mercantile) of approximately $175,000 as part of a commitment to issue 35,000,000 common shares for debt forgiveness to a group of investors led by an officer and director. As of December 31, 2007, 30, 200,000 common shares had been issued.

Pursuant to the Company’s acquisition of the US licensing and manufacturing rights the Company agreed to fund the payment of certain cash obligations of Prolink North America Inc. As at December 31, 2007, the Company had advanced $166,103 to Prolink North America Inc. for such purposes. In addition 4,800,000 shares of the Company’s common stock, valued at $70,080 had not been issued to Lumonall Canada Inc. and has been recorded as current related party liability. In addition at December 31, 2007, Lumonall Canada Inc. had advanced $92,944 to Lumonall Inc.

Eiger Technology, Inc. a related party (due to common officers with the Company) agreed to provide up to $300,000 funding for the development of the Company’s business. The Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.

At December 31, 2007, the amounts due to related parties were:

Eiger Technology Inc.	$166,678
Lumonall Canada Inc.	163,024
$329,702

At December 31, 2007, the amounts due from related parties were:

Prolink North America Inc.	$166,103
$166,103

Note 4 – Investments

Pursuant to an agreement entered into on February 13, 2007, the Company issued 20,000,000 shares of its common stock to acquire a 30% interest in PPRAS a newly formed private entity based in Norway. PPRAS holds the intellectual property rights for PLM pigments and production of foil used in the manufacturing of photo luminous materials (“PLM”).

The Company has significant influence over the business affairs of PPRAS and accordingly accounts for the investment using the equity method.

The Company valued the initial investment in PPRAS at $100,000. The Company’s carrying value of its investment in PPRAS can be summarized as follows:

Initial investment	$100,000
Less:
Equity share of earnings (losses) from inception to December 31, 2007	(623)
$99,377

The carrying value of the investment exceeds the proportionate share of net assets of the investee by approximately $80,000. The investee was recently incorporated and has not placed any material value on the worldwide intellectual property rights. Management believes the carrying value of its investment in PPRAS as at December 31, 2007, is valued appropriately.

PPRAS assets totaled $18,916 at December 31, 2007and there are no liabilities. The losses since incorporation to December 31, 2007 have been $2,076.

Note 5 – Licensing and Manufacturing Rights

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

The Company’s carrying value of the intangible assets is summarized as follows:

Initial investment in rights	$100,000
Less:
Amortization to December 31, 2007	(15,000)
$85,000

Under the terms of the acquisition the Company agreed to pay the following royalties to Prolink North America:
1.	A sign royalty of approximately $2.01 (CAD$2.00) per sign, capped at approximately $1,005,200 (CAD$1,000,000),
2.	Non-sign 1% royalty on net sales from all other photo luminous products,

The Company also became obligated to provide a secured non-interest bearing demand loan to Prolink North America Inc. to pay certain historic amounts owed by Prolink North America Inc. to Prolink International AS. As of December 31, 2007, the Company had advanced approximately $166,103 under the requirement. The Company does not aniticipate making further loans to Prolink North America Inc.

The Company agreed to pay the following further royalty to Lumonall Canada Inc:
1.	A further royalty of $500,000 from future profits, payable as 15% of earnings before interest taxes depreciation and amortization (“EBITDA”) quarterly in arrears.

Note 6 – Note Payable – Related Party

Dec. 31, 2007
Note payable, unsecured, non-interest bearing.	$50,000
Less: current portion:	(50,000)
$-

During the quarter ended December 31, 2007, the Company did not make a scheduled principal payment of $25,000 and is in default.

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

We hold the USA licensing, North American manufacturing and Canadian non-government distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials (“PLM”). and we made a 30% investment in an entity that holds the world wide intellectual rights to these PLM products. We began to realize on these rights during fiscal 2008.

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

RECENT DEVELOPMENTS

National Sales Manager Appointed

On December 17, 2007 we appointed Mr. Taylor Bradford National Sales Manager.

Based out of Panama City Beach, Florida, Mr. Bradford comes to Lumonall with a strong background in signage logistics and sales. In the early '80s he was Director of Signage for the Atlanta Braves and the Atlanta Hawks. Mr. Bradford has owned and managed signage companies for close to 20 years.

As owner and operator of Pendulum, Inc., Mr. Bradford consulted with architects, designers and facility managers of corporations to define their signage product needs. Pendulum clients included Choice Hotels International (Comfort Inn, Quality Inn, Clarion and Econo Lodge), Holiday Inn Worldwide, Hilton International, Days Inn and Starwood Hotels and Resorts. Prior to that, Mr. Bradford was the owner and sales manager for Atlanta, Georgia-based Identity Group Inc., a signage company specializing in ADA (Americans with Disabilities Act) interior signs and guidance systems, which included clients such as Coca Cola Inc.

Concord Adex Announcement

On December 11, 2007, we announced that we had entered into an agreement with Concord Adex Development Corps. to supply all of the developer's future buildings with Lumonall photoluminescent Exit Signs. Concord Adex is the developer of Toronto's largest residential urban Master Planned community, Concord - CityPlace, in downtown Toronto, and their newest 40-acre Master Planned community, ParkPlace, located in North York. Concord Adex's active projects consist of seven condominium buildings named the Luna, Panorama and Parade at Concord - CityPlace, and Discovery 1 and Discovery 2 in Concord - ParkPlace. Depending of the size of the buildings, each project will require 200 to 400 Lumonall Exit Signs per building. Under development since 2000, CityPlace is comprised of 20 condominium towers, home for over 10,000 residents, 11 of which are completed, and the balance of nine either under construction or in final stages of planning.

aka Communications Associates Contract

On November 28, 2007 announced that we hired aka Communications Associates to handle our branding, marketing and communications needs. The Toronto-based communications firm specializes in niche marketing, branding and strategic planning.

21st Century Business Interview

On  October 30, 2007 we reported that Mike Hetherman our COO, will be appearing on 21st Century Business with Alexander Haig. The show features up-and-coming business initiatives, as well as news on the latest topics, trends and issues in a variety of industries. The format features on-location field footage illustrating business strategies, technology and their application, along with commentary from leading corporate executives and industry experts. It is distributed worldwide on CNBC, Bravo, through in-flight programming on carriers such as Air Canada and US Airways, as well as via the show's website.

21st Century Business host Alexander Haig was a Four Star General in Japan, Korea, Europe and Vietnam. He served as the U.S. Secretary of State under President Ronald Reagan, Commander in Chief and U.S. European Command for President Gerald Ford, and Senior Military Advisor to Dr. Henry Kissinger. In the private sector, Mr. Haig was the former President and COO of United Technologies Corp., as well as serving on the Board of Directors for America Online, MGM Grand and Metro-Goldwyn-Mayer, Inc.
During the interview, Mike Hetherman discussed the benefits of Lumonall(TM) photoluminescent safety products, detailing the Lumonall, Inc. business strategy to date, as well as outlining little-known facts that make the company's products invaluable to building safety. For instance, it is not widely known that aerial ladders on standard fire trucks can only extend as high as the sixth floor of any building. Firefighters themselves note that the preferred method of evacuating a building in an emergency situation is via well-lit stairwells.

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Month Period Ended December 31, 2007 and 2006

We generated $59,473 in revenues during the three-month period ended December 31, 2007 compared to zero during the three month period ended December 31, 2006.  The new PLM business plan was begun during the fourth quarter of fiscal 2007 and first shipments occurred during the current quarter. Gross profit on sales during the current quarter was $7,201. Gross profits are expected to rise as volumes increase.

We incurred management fees of $62,500 in the three-month period ended December 31, 2007, compared to nil in the same period ended September 30, 2006. Management fees during the current period were for the services of John Simmonds, our CEO, Gary Hokkanen, our CFO and Carrie Weiler, our Corporate Secretary.

We incurred office and general expenses of $136,041 in the three-month period ended December 31, 2007 compared to $46,771 in the same period ended December 31, 2006, an increase of approximately $89,000. Office and general expenses include travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. During the three month period ended December 31, 2007 travel and entertainment costs totaled $44,777, administration costs associated with ordering products totaled $19,080, wages and benefits of technical staff totaling $13,598, foreign exchange losses of $13,101, advertising and marketing expenses of $11,251, telecommunications costs of $10,301, public company communications costs of $8,745, and other miscellaneous costs totaling $15,188. We expect operating costs to increase as we pursue the new business.

We also incurred professional and consulting fees of $116,867 in the three-month period ended, December 31, 2007 compared to nil in the same period ended December 31, 2006. Professional and consulting fees during the current year included various fees associated with the new business opportunity, including general management, technical, political lobbyist and marketing functions.

We incurred interest expense of $ 15,358 during the three month period ended December 31, 2007 compared to $ 8,565 during the three month period ended December 31, 2006. Interest expense arose from an 8% promissory note issued to Wireless Age Communications, Inc. for unpaid management fees.

As a result, we incurred a net loss of ($328,565) during the three month period ended December 31, 2007, (approximately $0.003 per share) compared to a net loss of ($52,564) in the same period ended December 31, 2006 (approximately $0.002 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

Comparison of Results of Operations for the Nine Month Period Ended December 31, 2007 and 2006

We generated $59,473 in revenues during the nine-month period ended December 31, 2007 compared to zero during the nine month period ended December 31, 2006.  The new PLM business plan was begun during the fourth quarter of fiscal 2007 and first shipments occurred during the current quarter. Gross profit on sales during the current period was $7,201. Gross profits are expected to rise as volumes increase.

We incurred management fees of $177,500 in the nine-month period ended December 31, 2007 compared to nil in the same period ended December 31, 2007. Management fees during the current period were for the services of John Simmonds, our CEO, Gary Hokkanen, our CFO and Carrie Weiler, our Corporate Secretary.

We incurred office and general expenses of $480,392 in the nine-month period ended December 31, 2007 compared to $56,200 in the same period ended, December 31, 2006 an increase of approximately $424,000. Office and general expenses include travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. We expect operating costs to increase as we pursue the new business.

We also incurred professional and consulting fees of $655,282 in the nine-month period ended December 31, 2007, compared to $61,115 in the same period ended December 31, 2006. Professional and consulting fees during the current year included various fees associated with the new business opportunity, including general management, technical and marketing functions, including services valued at $135,000 for which we paid with 2,700,000 shares of our common stock and services valued at $240,000 for which we issued warrants to purchase 12,000,000 common shares.

Prolink Property Rights AS, an entity in which we have a 30% interest, generated losses of $2,077, of which $623 is our share during the nine month period ended December 31, 2007.

As a result, we incurred a net loss of ($143,237) during the nine month period ended December 31, 2006, (approximately $0.004 per share) compared to a net loss of ($1,336,954) in the same period ended December 31, 2007 (approximately $0.010 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from $306,189 at March 31, 2007 to $442,522 at December 31, 2007.  The increase is primarily the result of increased activity associated with the PLM business.

We hold a 30% interest in Prolink Intellectual Properties Inc. which we value at $99,377 and also hold intangible assets (USA licensing, North American manufacturing and Canadian non-government distribution rights to PLM products) valued at $85,000. In addition we advanced $166,103 to related parties ( $166,103 to Prolink North America Inc. as part of our agreements under the new business plan).

Our total liabilities increased from $686,793 at March 31, 2007 to $904,310 at December 31, 2007. The increase is primarily the result of customer deposits increasing from nil at March 31, 2007 to $235,346 at December 31, 2007. Accounts payable and accrued liabilities increased from $149,340 at the beginning of the year to $247,226 at the end of the current quarter.

The stockholders’ deficiency increased from ($380,604) at March 31, 2007 to ($461,788) at December 31,  2007.  Operating losses were offset with an increase  attributable to private placements generating net proceeds of $845,000 during the six month period ended June 30, 2007, the issuance of 2,450,000 common shares, valued at $35,770 as consideration for assisting in certain related party debt forgiveness, the issuance of 2,700,000 common shares, valued at $135,000 for consulting services provided the issuance of warrants to acquire 12,000,000 common shares and our loss of $1,008,389 for the first half of fiscal 2008. (See Statement of Stockholders’ Deficiency contained in the financial statements).

At December 31, 2007, we had a working capital deficit of $646,165.  We had cash balances of nil at December 31, 2007 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable and accrued liabilities of $247,226 we also owe related companies $329,702 (some of is without specific repayment terms) and $50,000 through a promissory note. Our only source for capital could be loans or private placements of common stock.

During the nine month period ended December 31, 2007 we; 1) used $689,783 in cash in operating activities arising primarily from operating losses, and 2) generated $688,716 in cash from financing activities. Financing activities included cash proceeds of $845,000 from private placements of common stock, partially offset by repayments of amounts to related parties of $148,320 and repayment of related party notes payable of $50,000.

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

Going concern qualification:  We have incurred significant losses from operations for the nine month period ended, December 31 2007, and such losses are expected to continue until we can attain higher levels of revenue.  In addition, we have a working capital deficit of $646,165 and an accumulated deficit of $3,124,579.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have a debt obligation to repay a $50,000 promissory note and we also hold deposits of $235,346 from our distributors for future orders of PLM products.

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

We also became obligated to provide Prolink North America a non-interest bearing secured demand loan to pay certain historic amounts owed by Prolink North America Inc. to Prolink International AS. As of December 31, 2007, we had advanced approximately $166,103 under the requirement. Management does not anticipate making further loans to Prolink North America Inc..

We agreed to pay the following further royalty to Lumonall Canada Inc:

1.	A further royalty of $500,000 from future profits, payable as 15% of earnings before interest taxes depreciation and amortization (“EBITDA”) quarterly in arrears.

Item 3. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures:

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

b)	Changes in Internal Control over Financial Reporting:

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer. *

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Executive. *

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
* Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  February  14, 2008

/s/ John G. Simmonds	/s/ Gary N. Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title : CEO/ Director	Title : CFO