Form 10KSB
period 2008-03-31
Lumonall Inc.
filed 2008-06-27
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission File No. 0-28315

LUMONALL, INC.
(Name of Small Business Issuer in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	84-1517404 (I.R.S. Employer Identification No.)

3565 King Road, Suite 102 King City, Ontario, Canada L7B 1M3 (Address of Principal Executive Offices)	905-833-9845 (Issuer’s Telephone No., including area code)
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ¨

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes (X) No (  )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (  ).

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended March 31, 2008 were $99,001.
Based on the closing price on June 20, 2008 of $0.03 per share of common stock, as reported by the NASD’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,907,722.  For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of June 27, 2008, the number of shares outstanding of the registrant’s Common Stock was 127,629,056 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: None

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

History

Lumonall, Inc. ("we, "us," "our," or the "Company") was incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated.  We changed our name to Azonic Engineering Corporation ("Azonic Colorado") on June 23, 1998.  On November 12, 1999, we were re-domiciled to the state of Nevada by merging into our wholly owned subsidiary Azonic Corporation, a Nevada corporation. On July 21, 2005 we changed our name to Midland International Corporation.  During fiscal 2008, in order to accurately reflect the nature of the Company’s business, the Company changed its name from Midland International Corporation to Lumonall, Inc., effective August 16, 2007.

Description of Current Business Plan

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

Prolink North America and Prolink International AS Agreements

In February 2007, we entered into a series of agreements whereby we acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials (“PLM”) and acquired a 30% interest in Prolink Property Rights AS, Norway (“PPRAS”), the holder of the world-wide intellectual property rights to the PLM products, for a cost of US$100,000. As part of the acquisition and investment we also became obligated to pay royalties of CAD$2.00 per exit sign to a maximum of CAD$1,000,000, 1% of all sales arising from other products utilizing PLM, issued a non-interest bearing note in the principal amount of US$100,000 in favor of Lumonall Canada Inc. Royalty payments also included $500,000 from future profits, payable as 15% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) quarterly in arrears.     We also became obligated to provide Prolink North America a secured non-interest bearing demand loan to pay a maximum aggregate of $300,000 owed by Prolink North America Inc. to Prolink International AS, which balance is due upon demand.

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

In February 2008, the Company agreed to issue up to 10,000,000 shares of its common stock in full repayment of future royalties owed to Lumonall Canada Inc. (“LCI”).  In addition, the stock issued was in repayment of a note payable of $50,000, which was in default and an intercompany liability of $86,860 owed by Lumonall Inc. to Lumonall Canada Inc.

Pursuant to management’s recent initiatives and strategic partnerships the Company became able to procure a domestic source for photo luminescent signs and safety way guidance systems at a lower cost and more efficient route to market. Due to this new source, management felt that the carrying value of its licensing, manufacturing rights and investment as at March 31, 2008, was impaired and chose to write down their carrying value to $nil.

New Management

In April 2007, we appointed a new President and COO. Mike Hetherman, of the Willis Supply Group in Burlington, Ontario, Canada (near Toronto), has been in the Building materials Distribution business for over 20 years. In the mid 80's he started as a designer and in 1992 became partners in Willis Supply. Willis was established 40 years ago and has exclusive distribution of significant Building Material brands such as DuPont Corian®, DuPont Zodiaq®, and Arpa® Italian Laminates to name a few. Under his leadership Willis expanded from Ontario to across Canada and the Pacific Northwest USA. A few years ago, Mr. Hetherman took Willis to China and now sources many quality building products for the North American market. Today, he is sole owner of Willis, Chairman of the North American DDP (DuPont Distributor Partnership) and Chairman of the Exclusive DuPont Council.

On April 1, 2008, John Simmonds stepped down as CEO and Mike Hetherman was appointed CEO.  Mike Hetherman has served as a member of the board of directors and also as President and COO. Mr. Simmonds will continue to serve as Chairman of the Board and provide strategic guidance and support to the Company.

Distributors

During the one-month period between May and June 2007, we signed a number of distributors to take this new PLM product to market. Those partners, covering a majority of North America, now include the Willis Group of Companies in Canada, and Designer Building Solutions, Butler-Johnson Corporation, Hallmark Building Supplies and Parksite, Inc. in the United States.

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

Government Regulations

Exit Signs must be approved by the Underwriters Laboratory in both Canada and the United States.  MEA (Materials and Equipment Acceptance) approvals are required at the State level. We are also an Energy Star Partner in Canada and the United States. Our PLM formulation meets most current building code standards.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Our executive offices are located at 3565 King Road, King City, Ontario, Canada L7B 1M3 (tel. 905-833-9845, fax 905-833-9847) at the offices are an officer and director of the Company.    See “Part III, Item 12, Certain Relationships and Related Transactions.”

ITEM 3 - LEGAL PROCEEDINGS

We are unaware of any material pending legal proceedings to which we are a party or of which any of our property is subject.  Our management is not aware of any threatened proceedings by any person, organization or governmental authority.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock currently is listed for trading on the OTC BB under the symbol "LUNL."  The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

2007 FISCAL YEAR (4/1/06 TO 3/31/07):
	High	Low
1st Quarter (4/1/06-6/30/06)	0.20	0.07
2nd Quarter (7/1/06-9/30/06)	0.07	0.01
3rd Quarter (10/1/06-12/31/06)	0.035	0.025
4th Quarter (1/1/06-3/31/06)	0.06	0.012

2008 FISCAL YEAR (4/1/07 TO 3/31/08):
	High	Low
1st Quarter (4/1/07-6/30/07)	0.095	0.03
2nd Quarter (7/1/07-9/30/07)	0.18	0.05
3rd Quarter (10/1/07-12/31/07)	0.115	0.05
4th Quarter (1/1/08-3/31/08)	0.08	0.04

At June 20, 2008, the closing bid price of our Common Stock was $0.03 per share.

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

(a)         As of March 31, 2008, there were 127 stockholders of record of our common stock, including 148 beneficial holders.

(b)         We did not pay any dividends on our Common Stock during the two years ended March 31, 2008.  Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.  As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended March 31, 2008.  See "Part II, Item 7, Financial Statements."

(c)         There are currently no securities authorized for issuance under any equity compensation plans.  However, we may adopt such a plan in the future.

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

Overview

We planned originally to market low-cost wireless devices including cellular phones, but due to difficulties in assembling the necessary business partners to be successful, we began evaluating other business opportunities. During fiscal 2006, the Company disposed of all of the analog handsets and intellectual property associated with the analog business plan to a distributor.

In February 2007, we adopted a new business plan to become a global supplier of innovative photo luminescent (PLM) products with a concentration on Exit signs and Safety Way Guidance Systems.

RESULTS OF OPERATION

Comparison of Results of Operations for the Fiscal Years Ended March 31, 2008 and 2007

We generated $99,001 in revenues from the sale of PLM product in the twelve-month period ended March 31, 2008, compared to revenues of $Nil in the same twelve month period for 2007.  The new PLM business plan was begun during the fourth quarter of fiscal 2007 and first shipments occurred during the third quarter of fiscal 2008. Gross profit on sales during the year was $23,917. Gross profits are expected to rise as volumes increase.

We incurred management fees of $280,047 in the twelve-month period ended March 31, 2008, compared to $86,585 in the same period ended March 31, 2008. Management fees, during the twelve month period ended March 31, 2008 consisted of $180,000 paid to John Simmonds, CEO, $ 50,516 paid to Carrie Weiler, Corporate Secretary, $31,578 paid to Gary Hokkanen, CFO. In addition, $ 17,953 was paid to Wireless Age Communications, Inc. a related party due to certain common officers, directors and ownership, for the services of managerial level accounting and finance personnel. Management fees during the twelve-month period ended March 31, 2007 were for the services of John Simmonds, our CEO, and Carrie Weiler, our Corporate Secretary

We incurred office and general expenses of $462,796 in the twelve-month period ended March 31, 2008 compared to $111,482 in the same period ended March 31, 2007, an increase of $351,314. Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution. In fiscal 2008, travel and accommodation accounted for $144,385, advertising and communications $101,482, wages and administrative cost $106,660 and general office and miscellaneous expenses of $110,269. The costs are primarily related to managements strategy to improve awareness of PLM Exit Signs and Safety Way Guidance Systems in order to develop and exploit the North American market place. We expect operating costs to increase as we pursue new business.

We also incurred professional and consulting fees of $962,692 in the twelve-month period ended March 31, 2008, compared to $91,236 in the same period ended March 31, 2007. Professional and consulting fees during the current year included various fees associated with the new business opportunity, including general management, technical and marketing functions. Services valued at $135,000 were paid with 2,700,000 shares of our common stock and services valued at $248,100 were paid with the issuance of warrants to purchase 12,300,000 common shares.

We incurred interest expense of $28,724 during the year ended March 31, 2008 compared to $25,882 during the twelve month period ended March 31, 2007. Eiger Technology, Inc. a related party (due to common officers with the Company) agreed to provide up to $400,000 funding for the development of the Company’s business. The Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.  For the period ended March 31, 2008 the Company recorded an interest expense of $26,874 in relation to the funding provided by Eiger Technology Inc.

The Company’s plan to assist in restructuring Prolink North America Inc. has been abandoned and the amount of $166,103 advanced has been determined to be uncollectable. The company recorded a loss on write down on due from related party for fiscal year 2008.

Pursuant to management’s recent initiatives and strategic partnerships the company has been able to procure photo luminescent signs and safety way guidance systems at a lower cost and more efficient route to market. Management believes the carrying value of its licensing, manufacturing rights and investment as at March 31, 2008, is impaired and the related amount has been written down to $nil. The company wrote off its investment in Prolink Property Rights AS. of $100,000 and a $100,000 impairment loss on intangible asset (licensing rights)  for the fiscal year ended 2008.

As a result, we incurred a net loss of ($2,076,445) during the twelve month period ended March 31, 2008, (approximately $0.02 per share) compared to a net loss of ($315,185) in the same period ended March 31, 2007 (approximately $0.008 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets declined from $306,189 at March 31, 2007 to $37,178 at March 31, 2008.  The decrease is primarily the result of a $100,000 impairment loss on an intangible asset, $100,000 impairment loss on investment and $166,103 loss on a write down of an amount due from a related party.

Our total liabilities increased from $686,793 at March 31, 2007 to $1,063,402 at March 31, 2008, an increase of $376,609.  Accounts payable increased to $273,919 from $149,340 an increase of $124,579, amounts of which are primarily due to costs incurred for professional and consulting services that have been used to implement the Companies new business strategy. Due to related parties balances decreased from $437,453 at March 31, 2007 to $418,994 at March 31, 2008. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Distributor deposits for the future purchase of photo luminescent products increased from nil in the prior year to $221,131 for the year ended March 31, 2008.

The Company agreed to issue 9,400,000 common shares valued at $136,860 in full repayment of future royalties owed to Lumonall Canada Inc. In addition, the stock issued was in repayment of a note payable of $50,000 which was in default and for payment of an intercompany liability of $86,860 owed by Lumonall Inc., to Lumonall Canada Inc.  Lumonall Canada Inc. is a related party by virtue of common directors and officers. As of March 31, 2008, the shares had not yet been issued and the Company has recorded a $136,860 un-issued share liability representing the fair value of the un-issued shares.

The company agreed to issue 1,000,000 shares of its common stock in relation to the termination of a consulting agreement. As of March 31, 2008, 250,000 shares had not been issued and the company has recorded a $12,500 un-issued share liability representing the fair value of the un-issued shares

The stockholders’ deficiency increased from ($380,604) at March 31, 2007 to ($1,026,224) at March 31, 2008.  The increase is attributable to our loss of $2,076,445 for the year. (See Statement of Stockholders’ Deficiency contained in the financial statements).

At March 31, 2008, we had a working capital deficit of $1,026,224.  We had cash balances of $9,335 at March 31, 2008 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable of $273,919 we also owe related companies $418,994 without specific repayment terms and $221,131 in distributor deposits. Our only source for capital could be loans or private placements of common stock.

In fiscal 2008 the Company issued; 7,250,000 common shares valued at $105,850 pursuant to debt forgiveness,  3,598,271 common shares valued at $ 181,875 for consulting services,  12,300,00 common stock purchase warrants valued at $248,100 for consulting services.

During the fiscal year ended March 31, 2008 we; 1) used $958,497 in cash in operating activities arising primarily from operating losses, 2) generated $966,765 in cash from financing activities. Financing activities included cash proceeds of $895,000 from private placements of common stock and $121,765 funded from related parties.

Our current cash resources are insufficient to support the business over the next 12 months and we are unable to continue toward attaining break even operations without additional funding. We estimate that we will need a cash infusion of $500,000 in additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed.  However, while there are no definitive agreements in place as of the date of this Report, we are currently engaged in various discussions with interested parties to provide these funds or otherwise enter into a strategic alliance to provide such funding.  The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

We cannot predict to what extent our current lack of liquidity and capital resources will impair our new business operations. However management does believe we will incur further operating losses. There is no assurance that we can continue as a going concern without incremental funding. Management has taken steps to begin sourcing the necessary funding to begin to execute the business plan.

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

Going concern qualification:  We have incurred significant losses from operations for the year ended March 31, 2008, and such losses are expected to continue.  In addition, we have a working capital deficit of $1,026,224 and an accumulated deficit of $(3,864,070).  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable and accrued liabilities, due to related parties, and customer deposits approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during our fiscal year ended March 31, 2008.

ITEM 7 - FINANCIAL STATEMENTS

LUMONALL, INC.

FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Lumonall, Inc.

We have audited the accompanying balance sheet of Lumonall, Inc. as of March 31, 2008, and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lumonall, Inc. as of March 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Lumonall, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
June 26, 2008

F1

LUMONALL, INC.
BALANCE SHEET
March 31, 2008
(Stated in US dollars)

ASSETS

2008
Current assets
Cash and cash equivalents	$9,335
Accounts receivable	27,843
Total current assets	37,178

Total assets	$37,178

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	273,919
Due to related parties (Note 3)	418,994
Deposits (Note 4)	221,131
Unissued share liability (Note 7)	149,358
Total current liabilities	$1,063,402

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value; 200,000,000 shares authorized, 114,615,925 shares issued and outstanding (Note 8)	114,616
Additional paid-in capital	2,723,230
Accumulated deficit	(3,864,070)
Total stockholders’ deficiency	(1,026,224)

Total liabilities and stockholders’ deficiency	$37,178

The accompanying notes are an integral part of these financial statements

F2

LUMONALL, INC.
STATEMENT OF OPERATIONS
For the years ended March 31, 2008 and 2007
 (Stated in US Dollars)

	Year Ended March 31, 2008	Year Ended March 31, 2007

Revenues	$99,001	$-

Cost of sales	75,084	-
Gross profit	23,917	-

Selling and administrative costs
Management fees	280,047	86,585
Office and general	462,796	111,482
Professional and consulting fees	962,692	91,236

Total costs and expenses	1,705,535	289,303

Net loss from operations	(1,681,618)	(289,303)

Other expenses (gains):
Interest	28,724	25,882
Loss on write down of due from related party (Note 6)	166,103	-
Loss on investment (Note 5)	100,000	-
Impairment of intangible asset (Note 6)	100,000	-

Net loss before income taxes	(394,827)	(315,185)

Provision for income taxes (Note 9)	-	-

Net loss	$(2,076,445)	$(315,185)

Loss per share of common stock – Basic and Diluted	$(0.020)	$(0.008)

Weighted average number of common shares outstanding – Basic and Diluted	101,991,264	38,146,568

The accompanying notes are an integral part of these financial statements

F3

LUMONALL, INC.
Statement of Changes in Stockholders’ Deficiency
For the year ended March 31, 2008

                                                                                  Common Stock
	Shares	Par Value Amount	Additional Paid – In Capital	Accumulated (Deficit) from Inception	Total

Balance, March 31, 2006	33,228,000	$33,228	$647,832	$(1,472,440)	$(791,380)

Issuance of common stock for cash received prior to March 31, 2006	189,654	190	(190)	-	-

Issuance of common stock pursuant to private placements	2,000,000	2,000	83,811	-	85,811

Issuance of common stock pursuant to private placements	2,700,000	2,700	132,300	-	135,000

Issuance of common stock pursuant to investment	20,000,000	20,000	80,000	-	100,000

Issuance of common stock pursuant to debt forgiveness	27,750,000	27,750	377,400	-	405,150

Loss for year ended March 31, 2007	-	-	-	(315,185)	(315,185)

Balance, March 31, 2007	85,867,654	$85,868	$1,321,153	$(1,787,625)	(380,604)

Issuance of common stock pursuant to private placement	17,900,000	17,900	877,100	-	895,000

Issuance of common stock for consulting services	3,598,271	3,598	178,277	-	181,875

Issuance of common stock pursuant to debt forgiveness	7,250,000	7,250	98,600	-	105,850

Issuance of common stock purchase warrants for consulting services	-	-	248,100	-	248,100

Net loss for period ended March 31, 2008	-	-	-	(2,076,445)	(2,076,445)

Balance, March 31, 2008	114,615,925	$114,616	$2,723,230	$(3,864,070)	(1,026,224)

The accompanying notes are an integral part of these financial statements

F4

LUMONALL, INC.
STATEMENTS OF CASH FLOW
For the years ended March 31, 2008 and 2007
 (Stated in US Dollars)

	For the year ended March 31, 2008	For the year ended March 31, 2007
Operating activities
Net Loss	$(2,076,445)	$(315,185)
Adjustments to reconcile net loss to net cash(used) by operating activities:
Impairment of intangible asset	100,000	-
Loss on investment	100,000	-
Issuance of common stock for services	181,875	-
Issuance of common stock purchase warrants for services	248,100	-
Loss on write down of due from related parties	166,103	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(27,843)	-
Increase (decrease) in accounts payable	128,582	41,238
Deposits	221,131	-
Net cash provided by (used in) operating activities	(958,497)	(273,947)

Investing activities
	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities
Increase (decrease) in bank indebtedness	-	(104)
Note payable	(50,000)	-
Proceeds from private placements	895,000	220,811
Increase in due to related parties	121,765	54,307
Net cash provided by (used in) financing activities	966,765	275,014

Increase (decrease) in cash and cash equivalents	8,268	1,067

Cash and cash equivalents, beginning of year	1,067	-

Cash and cash equivalents, end of year	$9,335	$1,067

Non cash activities:
During the year ended March 31, 2008 the Company:
1.	Issued 7,250,000 common shares valued at $105,850 pursuant to debt forgiveness.
2.	Issued 3,598,271 common shares valued at $181,875 for consulting services.
3.	Issued 12,300,000 common stock purchase warrants valued at $248,100 for consulting services.

During the year ended March 31, 2007 the Company:
1.	Issued a $100,000 promissory note to a related party as partial consideration for intellectual property rights valued at $100,000.
2.	Issued 20,000,000 common shares for a 30% investment in a private Norwegian entity, valued at $100,000.
3.	Agreed to issue 35,000,000 common shares for debt forgiveness of by related parties of $511,000, of which 27,750,000 common shares were issued prior to March 31, 2007, valued at $405,150.

The accompanying notes are an integral part of these financial statements

F5

LUMONALL, INC.
Notes To The Financial Statement
March 31, 2008 and 2007
 (Stated in US Dollars)

Note 1 – Description of Business and Basis of Presentation

Going concern basis of presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $1,026,224 and an accumulated deficit of $3,864,070 at March 31, 2008.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

For the year ended March 31, 2008, the Company’s operations were partially funded by related parties and partially through the issuance of equity private placements.  In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

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

In February 2007, the Company adopted a new business plan to become a global supplier of innovative photo luminescent (PLM) products, with a concentration on Exit Signs and Safety Way Guidance Systems (SWGS).  In order to accurately reflect the nature of the Company’s business, the Company changed its name from Midland International Corporation to Lumonall, Inc. effective August 16, 2007.

Development stage

In prior periods the Company had been in the development stage. During the three month period ended December 31, 2007, we began to recognize revenues under our planned principle operations and therefore we no longer regard the Company to be in the development stage.

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

Cash and cash equivalents
Cash and cash equivalents include time deposits, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federal insured amounts.

F6

LUMONALL, INC.
Notes To The Financial Statement
March 31, 2008 and 2007
 (Stated in US Dollars)

Revenue Recognition

The Company recognizes revenue upon transfer of title at the time of shipment (F.O.B shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectability is reasonably assured.

Research and development

The Company did not engage in any material research and development activities during the past two years.

Fair value of financial instruments

1. The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The carrying value of notes payable and due to related parties also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

Valuation of Warrants

The Company estimates that value of common share purchase warrants issued using the Black-Scholes pricing model.

Recent Pronouncements

The Company does not expect the adoption of recently issued account pronouncements to have significant impact on the Company’s results of operations, financial position, or cash flow.

Note 3 – Related Party Transactions

Periodically, expenses of the Company are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables to related parties with no specific terms of repayment other than described below.  At March 31, 2008, amounts due to related parties amounted to $418,994. Related parties of the Company include entities under common management.

F7

LUMONALL, INC.
Notes To The Financial Statement
March 31, 2008 and 2007
 (Stated in US Dollars)

Eiger Technology, Inc., a related party due to common officers with the Company, agreed to provide up to $400,000 funding for the development of the Company’s business. The Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.

For the period ended March 31, 2008 the Company recorded an interest expense of $26,874 in relation to the funding provided by Eiger Technology Inc.

The Company is obligated to pay $6,000 per month through December 2008 for management services of certain executives to Wireless Age Communications Inc. (“Wireless Age”).

At March 31, 2008, the amounts due to related parties were:

Eiger Technology Inc.	$400,253
Wireless Age Communications Inc.	18,741
$418,994

Note 4 – Deposits

The Company has entered into strategic partnerships for the distribution of PLM products across the North American market place.  Deposits have been made by distribution partners for future purchase of PLM products.

Note 5 – Investments

Pursuant to an agreement entered into on February 13, 2007, the Company issued 20,000,000 shares of its common stock to acquire a 30% interest in PPRAS, a newly formed private entity based in Norway. PPRAS holds the intellectual property rights for PLM pigments and production of foil used in the manufacturing of photo luminous materials (“PLM”).

The Company has significant influence over the business affairs of PPRAS and accordingly accounts for the investment using the equity method.

Pursuant to management’s recent initiatives and strategic partnerships, the Company has been able to procure photo luminescent signs and safety way guidance systems at a lower cost and more efficient route to market. Management believes the carrying value of its investment in PPRAS as at March 31, 2008, is impaired and the related amount has been written off.

Note 6 – Licensing and Manufacturing Rights

Pursuant to an agreement entered into on February 6, 2007, the Company acquired the USA licensing, North American manufacturing and Canadian non-government distribution rights of PLM from a related party known as Lumonall Canada Inc. Lumonall Canada is considered a related party by virtue of certain common officers and directors. Lumonall Canada obtained the North American PLM rights from PPRAS. The PLM rights are indefinite lived assets and were valued initially at $100,000.

Under the terms of the acquisition the Company agreed to pay the following royalties to Prolink North America:

1.	A sign royalty of approximately $1.73 (CAD$2.00) per sign, capped at approximately $866,101 (CAD$1,000,000),
2.	Non-sign 1% royalty on net sales from all other photo luminous products,

F8

LUMONALL, INC.
Notes To The Financial Statement
March 31, 2008 and 2007
 (Stated in US Dollars)

The company also became obligated to provide a secured non-interest bearing demand loan to Prolink North America Inc. to pay certain historic amounts owed by Prolink North America Inc to Prolink International AS. Through March 31, 2008, the Company had advanced $166,103 under this requirement.  The Company’s plan to restructure Prolink North America Inc. has been abandoned and the amount advanced has been determined to be uncollectable.

The Company agreed to pay the following further royalty to Lumonall Canada Inc:

1.	A further royalty of $500,000 from future profits, payable as 15% of earnings before interest taxes depreciation and amortization (“EBITDA”) quarterly in arrears.

The Company subsequently agreed to issue shares of its common stock to settle royalties owed to Lumonall Canada Inc. (Note 7)

Pursuant to managements recent initiatives and strategic partnerships the company has been able to procure photo luminescent signs and safety way guidance systems at a lower cost and more efficient route to market. Management believes the carrying value of its licensing and manufacturing rights as at March 31, 2008, is impaired and the related amount has been written down from $100,000 to $nil.

Note 7 – Unissued Share Liability.

The Company agreed to issue 9,400,000 common shares valued at $136,860 in full repayment of future royalties owed to Lumonall Canada Inc. In addition, the stock issued was in repayment of a note payable of $50,000 which was in default and for payment of an intercompany liability of $86,860 owed by Lumonall Inc., to Lumonall Canada Inc...  Lumonall Canada Inc. is a related party by virtue of common directors and officers. As of March 31, 2008, the shares had not yet been issued and the Company has recorded a $136,860 un-issued share liability representing the fair value of the un-issued shares.

The company agreed to issue 1,000,000 shares of its common stock in relation to the termination of a consulting agreement. As of March 31, 2008, 250,000 shares had not been issued and the company has recorded a $12,500 un-issued share liability representing the fair value of the un-issued shares.

Note 8 – Shareholders’ Equity

Preferred stock
No shares of the Company's preferred stock have been issued as of March 31, 2008. Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions at a date in the future.

Warrants
During the year ended March 31, 2008, the company recorded costs related to the issuance of share purchase warrants. The value of the warrants was determined using the Black-Scholes pricing model with the following assumptions:
Risk-free interest rate:	5%
Dividend yield:	0%
Expect stock price volatility	197%
Weighted average expected stock warrant life:	1 year

Common stock
The Company has the authority to issue 200,000,000 shares of common stock, par value $.001 per share. The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders.  Each share of common stock carries one vote at such meetings.

F9

LUMONALL, INC.
Notes To The Financial Statement
March 31, 2008 and 2007
 (Stated in US Dollars)

As of March 31, 2008, there were 114,615,925 shares of common stock issued and outstanding.

During fiscal 2008, the Company issued 3,598,271 shares of its common stock in exchange for consulting services.  In addition, the Company issued 7,250,000 shares of its common stock pursuant to debt forgiveness led by an officer and director of the Company.

Also during 2008, the Company raised $895,000 by issuing 17,900,000 shares of its common stock for $0.05 per share.

In addition, in 2008, the Company issued 12,300,000 common stock purchase warrants with an exercise price of $0.05, valued at $248,100 in exchange for consulting services.

The following is a summary of warrant activity for fiscal 2008.

Number of Shares to Purchase under Warrants

Balance, March 31, 2007	-
Issued	12,300,000
Expired	-
Balance, March 31, 2008	12,300,000

Warrants outstanding at March 31, 2008 consist of the following:

Issue Date	Expiration Date	Exercise Price	Number of Shares

April 13, 2007	April 13, 2009	0.05	8,000,000
September 30, 2007	September 30, 2008	0.05	4,000,000
November 7, 2007	November 7, 2008	0.08	300,000

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $624,000. A maximum of 12,300,000 common shares would be issued.

Note 9 – Income Taxes

The temporary differences between financial reporting and income tax purposes are primarily net operating loss carry forwards for income tax purposes.

	2008	2007
Deferred tax assets (liabilities)
Net operating loss carry forwards	2,704,847	645,000
Valuation allowance	(2,704,847)	(645,000)
Net deferred tax assets (liability)	-	-

F10

LUMONALL, INC.
Notes To The Financial Statement
March 31, 2008 and 2007
 (Stated in US Dollars)

Note 10– Subsequent Events

Change in Officers

On April 1, 2008, John Simmonds stepped down as CEO and Mike Hetherman was appointed CEO.  Mike Hetherman has served as a member of the board of directors and also as President and COO of Lumonall since May 2007. The resignation of Mr. Simmonds was voluntary and did not involve a disagreement with the Company on any matter relating to the Company’s operations, operations, policies, procedures or practices. Mr. Simmonds will continue to serve as Chairman of the Board and provide strategic guidance and support to the Company.

Launch of New Line of Safety Products

In April of 2008, the company announced that it has entered into a letter of intent with a manufacturer to distribute a state-of-the-art, U.S. manufactured non-slip photo luminescent stair nosing for all building applications. The new line is made of rugged aluminum with no-slip surfaces and provides critical visibility in stairwells. The strategic move provides a full complement of the best photo luminescent safety products in a timely and effective fashion.

Strategic Partnership with Pacific Stair

In June of 2008, the Company announced a letter of intent with Pacific Stair Corp. that provides for the development and distribution of innovative seismic compliant steel stair systems incorporating the companies photo luminescent technology.

Shares Issued

As of June 14, 2008, the Company had issued a further 9,650,000 shares of its common stock, 9,400,000 common shares issued pursuant to a settlement with Lumonall Canada Inc. and 250,000 shares issued in exchange for consulting services. (Note 7)

F11

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current directors are John G. Simmonds, Michael Heatherman, Frank Høyen, Geir Drangsholt, Bjørn Pedersen and Carrie Weiler. Their terms expire upon the election and qualification of their successors.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position

John G. Simmonds	57	Chairman of the Board
Michael J. Hetherman	42	Director
Frank Høyen	52	Director
Geir Drangsholt	47	Director
Bjørn Pedersen	44	Director
Carrie J. Weiler	49	Director

Biographical Information Regarding Directors

John G. Simmonds, Chairman of the Board. Mr. Simmonds has 40 years experience in the communications sector. He has served as a Director and Chief Executive Officer of the Company since September 2004. He serves as Chief Executive Officer and Chairman of the Board of Wireless Age Communications, Inc. Mr. Simmonds was appointed Chief Executive Officer of Racino Royale Inc. in June 2006. He also serves as a director. Mr. Simmonds was appointed to the Board of Directors of Minacs Worldwide, a TSX listed company, in June 2005. He served as a director until February 2006. Mr. Simmonds was appointed as Director of Eiger Technology, Inc. (CNQ:GAME, OTCBB:ETIFF) and Chief Executive Officer and President of Newlook Industries Corp. (NLI:TXSV) in September 2005. He continues to serve as director of Eiger Technology, was appointed CEO in April 2007 but resigned as an officer of Newlook Industries Corp. in February 2007. Mr. Simmonds served as the Chief Executive Officer, of TrackPower (OTCBB: TPWR) from 1998 to May 2004. Mr. Simmonds also served as Chairman and director of TrackPower from 1998 to November 2006. In February 2007 Mr. Simmonds was reappointed CEO and Chairman of the Board of TrackPower. TrackPower is a corporation whose current business plan and activities are designed around the equine racing and wagering industries. Mr. Simmonds has also been involved with several other companies. Mr. Simmonds served as Chief Executive Officer, Chairman and Director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. and resigned in June of 2004.

Michael J. Hetherman, Director, President and Chief Executive Officer.  Mike Hetherman joined The Willis Supply Company Limited in 1992, and is currently the President and Chief Executive Officer. Willis, established in 1967, has been a distributor of DuPont Corion® Products since 1975. Over the years, it has become the exclusive distributor covering Ontario to B.C. In 2001, Willis expanded to include Washington, Oregon and Alaska in the U.S. In 2003 Willis opened Willis China a “World Class Building Materials Sourcing Company”. With over 20 years of experience in the construction industry to his credit, Mr. Hetherman is also a Certified Kitchen Designer through the National Kitchen and Bath Association and a Quantum Shift Fellow, an invitation-only program founded and sponsored by KPMG Enterprise and the Richard Ivey School of Business. Quantum Shift annually challenges forty of Canada's most promising entrepreneurs to improve their leadership style, inspire their business partners and maximize their growth opportunities. Candidates must be nominated by KPMG Enterprise and selected by the Richard Ivey School of Business. Throughout most of his career in the construction industry, he has served on the Board of Directors for the National Kitchen and Bath Association (NKBA), and was the President of the NKBA Ontario Chapter from 1992 - 1994. He is a two time award-winning designer of the North American Kitchen Design Competition.

Frank Høyen, Director.  Frank Høyen is Managing Director of Prolink International AS. He has both law and economics degrees from the University of Oslo in Norway, and lectured on Public Economics for three years at BI Norwegian School of Management, a private university in Norway. Mr. Høyen was a consultant for the Norwegian Regional Development Fund in Oslo for five years, spent 11 years as the financial and city manager of Mo I Rana, a small city in northern Norway, as well as five years as the general manager of the Hospital in the same location. He has also held various board positions during his career, in addition to currently residing on the boards of Prolink

International, Prolink Holdings, Prolink Property Rights, and Chairman of the Board for Meglerhuset Mo AS, a real estate organization in Norway.

Geir Drangsholt, Director.  Geir Drangsholt has been Managing Director and Senior Engineer of TekØk AS, a private fire consultant company, since 2000. Mr. Drangsholt is a fire consultant working in the design of safety way guidance systems in a number of projects (hospitals, schools, hangers, stores, nursing home, sports centre, etc) and has evaluated fire conditions in a large number of buildings for the Norwegian Defence including calculations with respect to evacuation of the buildings and establishing fire drawings and escape plans. Prior to this Mr. Drangsholt worked as a research scientist specializing in the development of high-strength concrete for the off-shore industry, the development of simulated explosion methods and investigating the effect of new extinguishing systems based on water mist. Mr. Drangsholt has also managed large scientific programs during his work career. Mr. Drangsholt is an engineer and has served on many committees including a delegate for Standard Norway of the international committee for work in ISO 16069 for safety way guidance systems and head of the working committee for writing new safety way guidance systems standards. Mr. Drangsholt graduated with a Masters of Science - Civil Engineering from NTNU - Norwegian University of Science and Technology in Trondheim in 1984. He worked from 1984 to 1990 as a research scientist at SINTEF FCB - Cement and Concrete Research Institute and continued afterwards at SINTEF NBL - Norwegian Fire Research Laboratory from 1990 to 1997. In accordance to this he gave lectures in fire and explosion technology at the university. From 1997 to 2000 Mr. Drangsholt worked as a fire consultant in ICG - Interconsult Group ASA. Mr. Drangsholt also completed additional education based on three subjects (Ph.D - subjects) within reinforced concrete and steel construction and two subjects (Ph.D - subjects) within fire and explosion technology.

Bjørn Pedersen, Director, Bjørn Pedersen is the Sales and Development Manager for Prolink International AS. He has a strong background in fire safety. He has an engineering degree from NTF(Technical High School) and NBF(Norwegian Fire School), as well as training as a Fire Consultant, Fire Fighter and Smoke Diver. Mr. Pedersen was a fire fighter for 12 years before joining Prolink, three years as a building/construction advisor, 15 years as a fire consultant, and one year as a Fire Marshall. He spent two years as Prolink’s Managing Director, and has been its Sales and Development Manager for the last three years. Mr. Pedersen has held various board positions, including Chairman of Rana Bygg og Betongservice, a building developer, H.O.K Eiendom AS, a real estate company, and Betongteknikk, a demolition company. He currently resides on the boards of Prolink International, Prolink Holdings and Prolink Property Rights, as well as sitting as the Chairman of the Board for a real estate organization, H.O.K Eiendom AS.

Carrie J. Weiler, Corporate Secretary and Director. Ms. Weiler was appointed Corporate Secretary on October 15, 2004. Ms. Weiler provides professional public company corporate secretarial services to various entities. Ms. Weiler is a member of the Canadian Society of Corporate Secretaries. Ms. Weiler was appointed Corporate Secretary of Racino Royale Inc. in September 2006. She has served as Corporate Secretary of TrackPower, Inc. since 1998. On May 25, 2003 Ms. Weiler was appointed Corporate Secretary of Wireless Age Communications, Inc. and continues to serve in such capacity. Ms. Weiler served as Corporate Secretary and Director of Newlook Industries Corp. (TSX: NLI) and Gamecorp Ltd. (CNQ: GAME, OTCBB: ETIFF, formerly Eiger Technology, Inc) since July 2007.

Board and Committee Meetings

Information concerning the two Committees maintained by the Board of Directors is set forth below.

The Board held seven meetings during the 2008 fiscal year. No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he served as a committee member.

The audit and compensation committees are the standing committees of our Board. The fiscal year 2007 and 2008 committees are comprised as follows:

2007 Audit Committee	2007 Compensation Committee
David Smardon (Chair)	Kenneth Adelberg (Chair)
Kenneth Adelberg	David Smardon
Ralph V. Hadley, III	Ralph V. Hadley, III
Gregory Laborde	Gregory Laborde
Italo Cerra

The current committees are comprised as follows:

2008 Audit Committee	2008 Compensation Committee
Frank Høyen, Director (Chair)	Frank Høyen, Director
Geir Drangsholt	Bjørn Pedersen
Bjørn Pedersen	Geir Drangsholt
John G. Simmonds

Our audit committee (the “Audit Committee”) held four meetings during fiscal 2008. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

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

Our compensation committee of the Board (the “Compensation Committee”) held 0meetings during the 2008 fiscal year. The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

Board of Directors Independence

Our Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of American Stock Exchange Company Guide, Part I Section 121, and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. Our Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that three members are “independent” as generally defined. Independent members of our Board of Directors will meet in executive session without management present, and are scheduled to do so at least two times per year. The Board of Directors will designate an appropriate individual as the presiding director for these meetings.

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

Our Board of Directors has adopted a written charter setting out the roles and responsibilities the Committee is to perform. The Board has determined that Frank Hoyen, a director serving on the Audit Committee, is an “audit committee financial expert,” as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board of Directors in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal controls.

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended March 31, 2008, as audited by Rotenberg & Co. LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Rotenberg & Co. the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Rotenberg & Co. required by the Independence Standards Board Standard No. 1 and has discussed with Rotenberg & Co. its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended March 31, 2008 be included in the Company’s Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

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

AUDIT COMMITTEE
Frank Høyen, Director (Chair)
Geir Drangsholt
Bjørn Pedersen

Executive Officers

The following table presents information with respect to our executive officers, as of June 22, 2008.

Name	Age	Position

Mike Hetherman	42	Director, CEO and President
Gary Hokkanen	52	Chief Financial Officer
Carrie Weiler	49	Director and Corporate Secretary

Mike Hetherman, Director, CEO and President

See “Biographical Information Regarding Directors” above for information regarding Mr. Hetherman.

Gary N. Hokkanen, Chief Financial Officer

Gary Hokkanen has served as CFO of Wireless Age Communications, Inc. since May 29, 2003. Mr. Hokkanen is an executive level financial manager with over 9 years experience in public company financial management. Mr. Hokkanen holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant) and a member of the Society of Management Accountants, Ontario. From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a private Toronto-based financial management consulting firm. Mr. Hokkanen served as CFO of Simmonds Capital Limited from July 1998 to January 2001. Since July 1, 2007, Mr. Hokkanen has served as CFO of Newlook Industries Corp., an entity listed on the TSX Venture Exchange, Eiger Technology Inc., an entity listed on the CNQ, and Racino Royale, Inc. and entity listed on the Over-the-Counter-Bulletin-Board. On June 1, 2007 Mr. Hokkanen was appointed CFO of TrackPower, Inc. an entity listed on the Over-the-Counter-Bulletin-Board. Mr. Hokkanen previously served as CFO of TrackPower Inc. and served as CFO of Lumonall Inc. from October 2004 to July 2006.

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

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between April 1, 2007 and March 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

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

SUMMARY COMPENSATION TABLE

		Annual			Long-Term Compensation
		Compensation			Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
John G. Simmonds	2008	$180,000	0	0	0	0	0	0	0	$180,000
Chief Executive	2007	0	0	0	0	0	0	0	0	0
Officer (1)(3)	2006	$232,600	0	0	0	0	0	0	0	$232,600

Mike Hetherman	2008	$177,000	0	0	0	0	0	0	$172,000	$349,000
President and	2007	0	0	0	0	0	0	0	0	0
Chief Operating	2006	0	0	0	0	0	0	0	0	0
Officer (5)

Gary N. Hokkanen	2008	$31,578	0	0	0	0	0	0	0	$31,578
Chief Financial	2007	0	0	0	0	0	0	0	0	0
Officer (2)(4)	2006	$141,604	0	0	0	0	0	0	0	$141,604

(1)	Mr. Simmonds joined our Company in August 2004.

(2)	Mr. Hokkanen joined us in October 2004 and resigned on July 12, 2006.

(3)
Mr. Simmonds’ compensation has been pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. (“SMMI”) and the Company. Management fees payable for his executive management services and others under the Management Services Agreement total $15,000 per month for fiscal 2008. Mr. Simmonds provides services to entities other than us, and Mr. Simmonds currently devotes, or may devote in the future, some portion of their working time to the management of other entities. The amounts shown on the chart above reflect the total amounts paid by SMMI to Mr. Simmonds in the calendar 2006 and 2007. During fiscal 2007 SMMI forgave approximately $148,415 of unpaid management fees.

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

(5)	An entity controlled by Mr. Hetherman was issued a warrant to purchase 8,000,000 common shares at an exercise price of $0.05 per common share valued at $172,000.

Option Grants in 2008 Fiscal Year

We made no option grants in 2008.  We have no outstanding options held by any member of our management.

Compensation of Directors

Fees

The following fees were paid to Directors who were not our employees during fiscal 2008. During 2008, all non-employee directors received fees for services rendered on the Board of Directors. Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Board members are also reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid meeting fees as follows:

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

The Company has consulting agreements with the following officers of the Company: John G Simmonds, Michael Heatherman, Gary Hokkanen and Carrie Weiler.

Compensation Committee Report on Executive Compensation

During fiscal year 2008 the Compensation Committee consists of four non-employee directors, Frank Høyen, Geir Drangsholt, Bjørn Pedersen, John G. Simmionds.  The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

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

Compensation Committee
Frank Høyen
Geir Drangsholt
Bjørn Pedersen
John G. Simmonds

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In 2008, we had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 22, 2008 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
Name and Address of		Options/
Beneficial Owner	Shares	Warrants (1)	Total (1)	Percent (1)

Prolink Holdings AS	20,000,000	0	20,000,000	20.3%
John Simmonds	3,005,000	0	3,005,000	2.4%
Mike Hetherman (2)	3,200,000	8,000,000	11,200,000	8.3%

All executive officers and directors as a group (2 persons)(3)	10,205,000	8,000,000	18,205,000	13.4%

(1)
Includes Warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 127,629,056 shares issued and outstanding as June 22, 2008, (excluding any shares issuable under options or warrants,).

(2)	Mr. Heatherman beneficially owns such shares through Katemy Holdings Inc., a corporation controlled by him.
(3)	Officers and Directors as a group include John Simmonds, Mike Heatherman, Frank Hoyen, Bjorn Pedersen, Gier Drandsholt.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2007, we agreed to issue 35,000,000 shares of its common stock to a group of investors led by Mr. Simmonds the Company’s former CEO and current director, in exchange for negotiating the forgiveness of certain unpaid liabilities for management services provided by Simmonds Mercantile and Management Inc, Wireless Age Communications, Inc. and David Smardon. The negotiation was carried out in anticipation of the Company’s acquisition of certain licensing rights of photo luminous materials. The forgiveness of debt was necessary to enter into this transaction.

In February 2007, we acquired the United States licensing, North American manufacturing and Canadian non-government distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials from a related party known as Lumonall Canada Inc. Lumonall Canada is considered a related party to the Company by virtue of common directors and shareholders of the Company. Mr. Simmonds, a shareholder of the Company and a director is also a shareholder and officer and director of Lumonall Canada. Pursuant to the transaction the Company became obligated to pay certain royalties, to pay historic amounts owed by Prolink North America Inc. to Prolink International AS and issued a $100,000 note payable to Lumonall Canada.

In July 2007, we agreed to pay $3,000 per month to Willis Distribution Ltd. an entity solely owned by our Chief Executive Officer for administrative services including order processing, issuance and acceptance of purchase orders and collection of accounts receivable.

In February 2008, we agreed to issue up to 10,000,000 shares of our common stock to shareholders of Lumonall Canada to settle liabilities and a defaulted note payable owed by the Company to Lumonall Canada and full and complete settlement of future royalties that would accrue.

We also accrue CAD$6,000 per month for finance, accounting, corporate administration including overheads to Wireless Age Communications, Inc. an entity which has certain common officers and directors.

We issued warrants to purchase 8,000,000 common shares at $0.05 per share to Katemy Holdings Inc., an entity solely owned by our Chief Executive Officer, a partial payment for services provided.

The Board believes that all of the foregoing related party transactions were made on terms that were fair and reasonable to the Company. Directors having an economic interest in the outcome of such transactions did not participate in the deliberation or voting with respect to such actions on the part of the Company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibit No.	Description	Form/Period/Dated	Filed

2.1	Articles and Certificate of Merger (with attached Merger Agreement) merging Azonic Engineering, Inc. (CO Corp) into Azonic Corporation	Form 10-SB	December 1, 1999

3.1	Articles of Incorporation of Grand Canyon Ventures Two, Incorporated (CO Corp.)	Form 10-SB	December 1, 1999

3.2	Amendment to Articles of Incorporation of Grand Canyon Ventures Two, Incorporated changing name to Azonic Engineering, Incorporated (CO Corp)	Form 10-SB	December 1, 1999

3.3	Certificate of Incorporation of Azonic Corporation (NV Corp.)	Form 10-SB	December 1, 1999

3.4	Bylaws of Azonic Corporation	Form 10-SB	December 1, 1999

4.1	Specimen Common Stock Certificate	Form 10-SB	December 1, 1999

	1998 Compensatory Stock Option Plan	Form 10-SB	December 1, 1999

10.2	1998 Employee Stock Compensation Plan	Form 10-SB	December 1, 1999

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 302

32.2	Certification of Chief Financial Officer & Chief Financial Officer Pursuant to Section 906

(b)           Reports on Form 8-K.

We did not file any reports on Form 8-K during the three month period ended March 31, 2008.

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

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2007 and 2008:

Year	Audit Fees	Audit Related (Note 1)	Tax	Financial Information Systems Design and Implementation Fees	Other Fees	Total

2007	$9,000	$9,600	$-	$-	$-	$18,600
2008	$9,000	$7,500	$-	$-	$-	$16,500

Note 1: Includes the review of quarterly Form 10QSBs.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  June 27, 2008

LUMONALL, INC.
By:	/s/ Mike Hetherman
Mike Hetherman, Chief Executive Officer
By:	/s/ Gary N. Hokkanen
Gary N. Hokkanen, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G. Simmonds		June 27, 2008
John G. Simmonds	Chairman
/s/ Mike Hetherman		June 27, 2008
Mike Hetherman	CEO, Director
/s/ Frank Høyen		June 27, 2008
Frank Høyen	Director
/s/Bjørn Pederson		June 27, 2008
Bjørn Pederson	Director
/s/ Geir Drangsholdt		June 27, 2008
Geir Drangsholdt	Director
/s/Carrie J. Weiler		June 27, 2008
Carrie J. Weiler	Director