Form 10-Q
period 2008-06-30
Lumonall Inc.
filed 2008-08-13
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission file number 0-28315

LUMONALL INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1517404
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3565 King Road, Suite 102
King City, Ontario, L7B 1M3, Canada
(Address of Principal Executive Offices)

(905) 833-2753
(Issuer’s Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of August 8, 2008:  125,429,056

Lumonall, Inc.

INDEX

PART I. Financial Information

Item 1.  Condensed Financial Statements

Lumonall, Inc.
Condensed Balance Sheet

	June 30, 2008 (UNAUDITED)	March 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$364	$9,335
Accounts receivable	58,300	27,843
Total current assets	58,664	37,178

TOTAL ASSETS	$58,664	$37,178

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities	296,878	273,919
Due to related parties (Note 3)	616,254	418,994
Deposits	209,693	221,131
Unissued share liability (Note 4)	4,368	149,358
Total current liabilities	1,127,193	1,063,402

Stockholders’ deficiency
Preferred stock, $0.001 par value, 5,000,000 shares authorized, No shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 125,429,056 and 114,615,925 shares issued and outstanding, respectively	125,429	114,616
Additional paid-in capital	2,930,532	2,723,230
Accumulated deficit	(4,124,490)	(3,864,070)
Total stockholders’ deficiency	(1,068,529)	(1,026,224)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$58,664	$37,178

See accompanying notes to financial statements.

INDEX

 Lumonall, Inc.
Condensed Statements of Operations
(UNAUDITED)

	Three months ended June 30,
	2008	2007

Revenues	$76,208	$-

Cost of sales	60,420	-
Gross profit	15,788	-

Operating expenses:
Management fees	95,288	60,000
Office and general	68,319	152,290
Professional and consulting	99,797	241,431
Amortization	-	5,000
Total operating expenses	263,404	458,721

Net loss before other expenses and income taxes	(247,616)	(458,721)

Other expenses
Share of loss of equity accounted investee	-	623
Interest expense	12,804	-
Total other expenses	12,804	623

Net loss before income taxes	(260,420)	(459,344)

Provision for income taxes	-	-

Net loss	$(260,420)	$(459,344)

Weighted average number of common shares outstanding – Basic and diluted	122,472,491	95,094,357
Loss per share of common stock - Basic and diluted	$(0.002)	$(0.005)

See accompanying notes to financial statements.

INDEX

Lumonall, Inc.
Condensed Statement of Change in Stockholders’ Deficiency
March 31, 2008 to June 30, 2008
 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Income (Deficit)	Total Stockholders’ Equity/

Balance, March 31, 2008	114,615,925	$114,616	2,723,230	(3,864,070)	(1,026,224)

Issuance of common stock pursuant to private placement	1,400,000	1,400	68,600	-	70,000

Issuance of common stock pursuant to settlement with related party	9,100,000	9,100	123,390	-	132,490

Issuance of common stock for consulting services	313,131	313	15,312	-	15,625

Net loss for the period	-	-	-	(260,420)	(260,420)
Balance, June 30, 2008	125,429,056	$125,429	2,930,532	(4,124,490)	(1,068,529)

See accompanying notes to financial statements.

INDEX

Lumonall, Inc.
Condensed Statements of Cash Flows
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Net cash used in operations
Net loss	$(260,420)	$(459,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	5,000
Share of loss of equity accounted investee	-	623
Common stock for consulting services provided	-	135,000
Changes in operating assets and liabilities:
Accounts receivable	(30,457)	-
Accounts payable and accrued liabilities	26,083	(10,389)
Deposits	(11,438)	-
Net cash used in operating activities	(276,232)	(329,110)
Cash flows provided by financing activities:
Proceeds from the Issuance of common stock	70,000	634,000
Proceeds from (payments to) related parties	197,261	(258,964)
Notes payable – related party	-	(25,000)
Net cash provided by financing activities:	267,261	350,036

Increase (decrease) in cash	(8,971)	20,926
Cash, beginning of period	9,335	1,067
Cash, end of period	$364	$21,993

Non cash financing activities:

During the three month period ended June 30, 2008, the Company:

Issued 313,131 common shares valued at $15,625 for consulting services.
Issued 9,100,000 common shares valued at $132,490 pursuant to a settlement with a related party.

During the three month period ended June 30, 2007, the Company:

Issued 2,700,000 common shares valued at $135,000 for consulting services.
Issued 2,450,000 common shares valued at $35,770 for debt forgiveness.

See accompanying notes to financial statements.

INDEX

Lumonall, Inc.
Notes to the Condensed Financial Statements
June 30, 2008
(Unaudited)

Note 1 – Basis of Presentation and business operations

Basis of presentation – Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, we had assets of $58,664, a working capital deficit of $1,068,529 and an accumulated deficit of $4,124,490 at June 30, 2008.  As a result, substantial doubt exists about our ability to continue to fund future operations using its existing resources.

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

The accompanying condensed unaudited financial statements of Lumonall, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2008.

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

Description of Current Business Plan

In February 2007, we adopted a new business plan.  To implement this new business plan we acquired the licensing, manufacturing and distribution rights to a process for photo luminous pigments and production of foil used in manufacturing of photo luminous materials.

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended  to improve financial reporting  about derivative instruments and hedging activities by requiring

INDEX

companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in March 2009. The Company is currently evaluating the adoption of this pronouncement and expects no material impact on the Company’s consolidated financial statements.

Note 3 – Related Party Transactions

Periodically expenses of the Company are paid by related parties on behalf of the Company.  These transactions result in non-interest and interest bearing payables to related parties with no specific terms of repayment other than as described below.  At June 30, 2008 amounts due to related parties amounted to $616,254. Related parties of the Company include entities under common management.

Gamecorp Ltd. (formerly Eiger Technology, Inc.) a related party (due to common officers with the Company) agreed to provide up to $500,000 funding for the development of the Company’s business. The Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.  During the three month period ended June 30, 2007, the Company incurred $12,804 in interest expense.

At June 30, 2008, the amounts due to related parties were:

Gamecorp Ltd.	$483,185
Officers and directors	133,069
$616,254

Note 4 – Unissued Share Liability

The Company agreed to issue 9,400,000 common shares valued at $136,860 in full repayment of future royalties owed to Lumonall Canada Inc. In addition, the stock issued was in repayment of a note payable of $50,000 and for payment of an intercompany liability of $86,860 owed by Lumonall Inc., to Lumonall Canada Inc.  Lumonall Canada Inc. is a related party by virtue of common directors and officers. As of June 30, 2008, 300,000 shares had not yet been issued and the Company has recorded a $4,368 un-issued share liability representing the fair value of the un-issued shares.

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

INDEX

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
Description of Current Business Plan

We hold the USA licensing, North American manufacturing and Canadian distribution rights of photo luminous pigments and production of foil used in manufacturing of photo luminous materials (“PLM”) and we made a 30% investment in an entity that holds the world wide intellectual rights to these PLM products. We began to realize on these rights during fiscal 2008.

Pursuant to management initiatives and strategic partnerships the Company became able to procure a domestic source for photo luminescent signs and safety guidance systems at a lower cost and more efficient route to market. Due to this new source , management felt that the carrying value of its licensing, manufacturing rights and investment as at March 31, 2008, was impaired and chose to write down their carrying value to $nil.

With a North American distribution network in place, we have means to capitalize on the world wide market for photo luminescent product. Looking forward, the keys to success will be to further train and equip that network for anticipated sales, expand our product categories, and continue to develop awareness and educate the public on the benefits of PLM with regard to safety and energy conservation.

We continue to ramp up our media strategy to improve awareness regarding PLM Exit Signs and Safety Way Guidance Systems (“SWGS”), as well as lobbying all levels of government to further effect both energy saving legislation, in addition to building safety requirements.

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

Following that, we are continuing with research and development in order to further identify other products and applications for PLM as well as expand our product categories.

INDEX

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Month Period Ended June 30, 2008 and 2007

We generated $76,208 in revenues during the three-month period ended June 30, 2008 compared to nil during the three month period ended June 30, 2007.  The new PLM business plan was begun during the fourth quarter of fiscal 2007. Gross profit on sales during the current quarter was $15,788. Gross profits are expected to rise as volumes increase.

We incurred management fees of $95,288 in the three-month period ended June 30, 2008, compared to $60,000 in the same period ended June 30, 2007. Management fees during the current period were for the services of Mike Hetherman, our CEO, Gary Hokkanen, our CFO and Carrie Weiler, our Corporate Secretary. In addition, management fees included an amount paid to Wireless Age Communications, Inc.,  a related party due to certain common officers, directors and ownership for the services of managerial level accounting and finance personnel.

We incurred office and general expenses of $68,319 in the three-month period ended June 30, 2008 compared to $152,290 in the same period ended June 30, 2007, a decrease of approximately $83,971. Office and general expenses include travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. The higher costs for the three month period end June 30, 2007 are a result of the incremental start up costs incurred for the new business plan.  During the three month period ended June 30, 2008 travel and entertainment costs totaled $29,564, advertising and promotion totaled $14,688, administrative services totaling $9,767, and other miscellaneous costs totaling $14,300. We expect operating costs to increase as volumes under the new business plan arise.

We also incurred professional and consulting fees of $99,797 in the three-month period ended, June 30, 2008 compared to $241,431 in the same period ended June 30, 2007. Professional and consulting fees during the current period included various fees associated with the new business opportunity, including general management, technical, political lobbyist and marketing functions.

We incurred interest expense of $12,804 during the three month period ended June 30, 2008 compared to nil during the three month period ended June 30, 2007. Interest expense arose from a related party liability from which the Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.

As a result, we incurred a net loss of ($260,420) during the three month period ended June 30, 2008, (approximately $0.002 per share) compared to a net loss of ($459,344) in the same period ended June 30, 2007 (approximately $0.005 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

INDEX

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from $37,178 at March 31, 2008 to $58,664 at June 30, 2008.  The increase is primarily the result of increased activity associated with the PLM business.

Our total liabilities increased from $1,063,402 at March 31, 2008 to $1,127,193 at June 30, 2008. Accounts payable and accrued liabilities increased from $273,919 at the beginning of the year to $296,878 at the end of the current quarter.  Due to related parties increased from $418,994 at March 31, 2008 to $616,254 at the three months ended June 30, 2008. Deposits declined from $221,131 at the beginning of the year to 209,693 at June 30, 2008.  Unissued share liability declined to $4,368 at June 30, 2008 from 144,358 at March 31, 2008.

The stockholders’ deficiency increased from ($1,026,224) at March 31, 2008 to ($1,068,529) at June 30, 2008.  Operating losses were offset with an increase attributable to private placements generating net proceeds of $70,000 during the three month period ended June 30, 2007, and issuance of 9,100,000 common shares, valued at $132,490 as consideration for settlement in certain related party liabilities. (See Statement of Stockholders’ Deficiency contained in the financial statements).

At June 30, 2008, we had a working capital deficit of $1,068,529.  We had cash balances of $364 at June 30, 2008 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable and accrued liabilities of $296,878 we also owe related parties $616,254. Our only source for capital could be loans or private placements of common stock.

During the three month period ended June 30, 2008 we; 1) used $276,232 in cash in operating activities arising primarily from operating losses, and 2) generated $267,261 in cash from financing activities. Financing activities included cash proceeds of $70,000 from private placements of common stock and amounts from related parties of $197,261.

Our current cash resources may not be insufficient to support the business over the next 12 months and we are unable to carry out any plan of business without funding. We estimate that we may need additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed.  However, as of the date of this report, we have been successful in arranging incremental financing through equity private placements and anticipate continued success in this area.  The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

We cannot predict to what extent our current capital resources will impair our new business operations. However management does believe we will incur further operating losses. There is no assurance that we can continue as a going concern without continued funding. Management has taken steps to begin sourcing the necessary funding to begin to execute the business plan.

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

INDEX

Going concern qualification:  We have incurred significant losses from operations for the three  month period ended, June 30, 2007, and such losses are expected to continue until we can attain higher levels of revenue.  In addition, we have a working capital deficit of $1,068,529 and an accumulated deficit of $4,124,490.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We hold deposits of $209,693 from our distributors for future orders of PLM products.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

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

INDEX

PART II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Issued To:	# of Shares

1-Apr-08	Katemy Holdings	1,200,000
1-Apr-08	1677692 Ontario Inc.	400,000
1-Apr-08	Jancar Investments	1,100,000
1-Apr-08	Gracom Holdings	1,200,000
1-Apr-08	Gerald Merovitz	800,000
1-Apr-08	Gerald Merovitz	1,200,000
1-Apr-08	Paul Marsiglio	600,000
1-Apr-08	Catharine Doncaster	600,000
1-Apr-08	Gary Hokkanen	500,000
21-May-08	Bjorn Pedersen	100,000
21-May-08	Draco Investering OG Plassering	100,000
21-May-08	Frank Hoyen	100,000
21-May-08	Andrew Penuvchev	1,200,000
21-May-08	Taylor Bradford	63,131
21-May-08	Robert Gould	200,000
21-May-08	M H Goddard	500,000
21-May-08	Chris Black & Kim Black	200,000
21-May-08	Edward Yun	500,000
26-Jun-08	Paul Francey	250,000

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer. *

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer. *

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
* Filed herein.

INDEX

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lumonall Inc.

Date: August 13, 2008	By:	/s/ Michael Hetherman
Name: Michael Hetherman
Title: Chief Executive Officer and Director

By:	/s/ Gary N Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer