Form 10-Q
period 2008-09-30
Lumonall Inc.
filed 2008-11-13
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer	[ ]	Accelerated file	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of November 8, 2008: 125,429,056

Lumonall, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

Lumonall, Inc.
Condensed Balance Sheet

	September 30, 2008 (UNAUDITED)	March 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,094	$9,335
Accounts receivable	46,942	27,843
Prepaid expenses	6,471	-
Total current assets	59,507	37,178

TOTAL ASSETS	$59,507	$37,178

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities	343,180	273,919
Due to related parties (Note 3)	610,158	418,994
Deposits	124,294	221,131
Unissued share liability (Note 4)	4,368	149,358
Total current liabilities	1,082,000	1,063,402

Stockholders’ deficiency
Preferred stock, $0.001 par value, 5,000,000 shares authorized, No shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 125,429,056 and 114,615,925 shares issued and outstanding, respectively	125,429	114,616
Additional paid-in capital	2,930,532	2,723,230
Common stock units subscribed (Note 5)	255,000	-
Accumulated deficit	(4,333,454)	(3,864,070)
Total stockholders’ deficiency	(1,022,493)	(1,026,224)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$59,507	$37,178

See accompanying notes to financial statements.

 Lumonall, Inc.
Condensed Statements of Operations
(UNAUDITED)

	Three months ended September 30		Six months ended September 30
	2008	2007	2008	2007
Revenues	$90,146	$-	$166,354	$-

Cost of sales	52,894	-	113,314	-
Gross profit	37,252	-	53,040	-

Operating expenses:
Management fees	96,660	55,000	191,948	115,000
Office and general	47,728	102,920	116,047	344,351
Professional and consulting	93,075	386,125	192,872	538,415
Amortization	-	5,000	-	10,000
Total operating expenses	237,463	549,045	500,867	1,007,766

Net loss before other expenses and income taxes	(200,211)	(549,045)	(447,827)	(1,007,766)

Other expenses
Share of loss of equity accounted investee	-	-	-	623
Interest expense	8,753	-	21,558	-
Total other expenses	8,753	-	21,558	623

Net loss before income taxes	(208,964)	(549,045)	(469,385)	(1,008,389)

Provision for income taxes	-	-	-	-

Net loss	$(208,964)	$(549,045)	$(469,385)	$(1,008,389)

Weighted average number of common shares outstanding – Basic and diluted	125,429,056	101,529,176	123,950,773	98,329,348
Loss per share of common stock - Basic and diluted	(0.002)	(0.005)	(0.004)	(0.010)

See accompanying notes to financial statements.

Lumonall, Inc.
Condensed Statement of Change in Stockholders’ Deficiency
March 31, 2008 to September 30, 2008
 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Income (Deficit)	Total Stockholders’ Equity

Balance, March 31, 2008	114,615,925	$114,616	$2,723,230	$-	$(3,864,070	$(1,026,224

Issuance of common stock pursuant to private placement	1,400,000	1,400	68,600	-	-	70,000

Issuance of common stock pursuant to settlement with related party	9,100,000	9,100	123,390	-	-	132,490

Issuance of common stock for consulting services	313,131	313	15,312	-	-	15,625

Net loss for the period	-	-	-	-	(260,420	(260,420

Balance, June 30, 2008	125,429,056	$125,429	$2,930,532	$-	$(4,124,490)	$(1,068,529)

Common stock units issuable pursuant to private placement	-	-	-	255,000		255,000

Net loss for the period	-	-	-	-	(208,964)	(208,964)

Balance, September 30, 2008	125,429,056	$125,429	$2,930,532	$255,000	$(4,333,454)	$(1,022,493)

Lumonall, Inc.
Condensed Statements of Cash Flows
(UNAUDITED)

	Six Months Ended September 30,
	2008	2007
Net cash used in operations
Net loss	$(469,385)	$(1,008,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	10,000
Share of loss of equity accounted investee	-	623
Common stock for consulting services provided	-	135,000
Warrants issued for consulting services provided	-	240,000
Changes in operating assets and liabilities:
Accounts receivable	(19,098)	-
Prepaid expenses	(6,471)	(11,382)
Accounts payable and accrued liabilities	87,385	24,920
Deposits	(96,837)	190,000
Net cash used in operating activities	(504,406)	(419,228)

Cash flows provided by financing activities:
Proceeds from the Issuance of common stock	205,000	845,000
Proceeds from (payments to) related parties	296,165	(321,225)
Notes payable – related party	-	(50,000)
Net cash provided by financing activities:	501,165	473,775

Increase (decrease) in cash	(3,241)	54,547
Cash, beginning of period	9,335	1,067
Cash, end of period	$6,094	$55,614

Non cash financing activities:

During the six month period ended September 30, 2008, the Company:

Issued 313,131 common shares valued at $15,625 for consulting services.
Issued 9,100,000 common shares valued at $132,490 pursuant to a settlement with a related party.
500,000 common share units subscribed, valued at $15,000 for previous consulting services provided.
3,500,000 common share units subscribed, valued at $105,000 for previous related party services provided.

During the six month period ended September 30, 2007, the Company:

Issued 2,700,000 common shares valued at $135,000 for consulting services.
Issued 2,450,000 common shares valued at $35,770 for debt forgiveness.
Issued 12,000,000 warrants valued at $240,000 for consulting services provided.

See accompanying notes to financial statements.

Lumonall, Inc.
Notes to the Condensed Financial Statements
September 30, 2008
(Unaudited)

Note 1 – Basis of Presentation and business operations

Basis of presentation – Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, we had assets of $59,507, a working capital deficit of $1,022,493 and an accumulated deficit of $4,333,454 at September 30, 2008.  As a result, substantial doubt exists about our ability to continue to fund future operations using its existing resources.

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

The accompanying condensed unaudited financial statements of Lumonall, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2008.

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

Subsequent Event

On October 29, 2008, the Company received a Statement of Claim, in the amount of approximately $296,000 (CAD$315,000), filed by Edward Oliver and Derin Enterprises Inc. in the Ontario Superior Court of Justice. The legal proceeding alleges a breach of contract. The Company has not made a loss provision with respect to the claim, as management believes that the lawsuit is without merit and that a successful claim is unlikely. The Company has engaged counsel to file a statement of defence.

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended  to improve financial reporting  about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in March 2009. The Company is currently evaluating the adoption of this pronouncement and expects no material impact on the Company’s consolidated financial statements.

Note 3 – Related Party Transactions

Periodically expenses of the Company are paid by related parties on behalf of the Company.  These transactions result in non-interest and interest bearing payables to related parties with no specific terms of repayment other than as described below.  At September 30, 2008 amounts due to related parties amounted to $610,158. Related parties of the Company include entities under common management.

Gamecorp Ltd. (formerly Eiger Technology, Inc.) a related party (due to common officers with the Company) agreed to provide up to $600,000 funding for the development of the Company’s business. The Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.  During the three month period ended September 30, 2008 Newlook Industries Corp., a related party (due to common officers with the Company) agreed to further fund the development of the Company’s business and assumed the outstanding related party liability to Gamecorp Ltd. as settlement of amounts owed to Newlook from Gamecorp. During the six month period ended September 30, 2008, the Company incurred $21,558 in interest expense.

At September 30, 2008, the amounts due to related parties were:

Newlook Industries Corp.	$527,252
Officers and directors	82,906
610,158

Note 4 – Unissued Share Liability

The Company agreed to issue 9,400,000 common shares valued at $136,860 in full repayment of future royalties owed to Lumonall Canada Inc. In addition, the stock issued was in repayment of a note payable of $50,000 and for payment of an intercompany liability of $86,860 owed by Lumonall Inc., to Lumonall Canada Inc.  Lumonall Canada Inc. is a related party by virtue of common directors and officers. As of September 30, 2008, 300,000 shares had not yet been issued and the Company has recorded a $4,368 un-issued share liability representing the fair value of the un-issued shares.

Note 5 – Common Stock Units Subscribed

On July 1, 2008, under a private placement the Company offered common share units of which 8,500,000 units valued at $255,000 were subscribed. Each unit consists of one common stock and one warrant. The warrants expire in six months and can be exercised for $0.05 per share. As of September 30, 2008, the common share units have not been issued and the Company has recorded $255,000 common stock units subscribed, representing the fair value of the un-issued units. Under the private placement 500,000 units were subscribed, valued at $15,000 for previous consulting services provided and 3,500,000 units were subscribed, valued at $105,000 for previous related party services provided.

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

Description of Current Business Plan

Pursuant to management initiatives and strategic partnerships the Company holds a domestic source for photo luminescent signs and safety guidance systems at a lower cost and more efficient route to market.

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

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Month Period Ended September 30, 2008 and 2007

We generated $90,146 in revenues during the three-month period ended September 30, 2008 compared to nil during the three month period ended September 30, 2007.  The new PLM business plan was begun during the fourth quarter of fiscal 2008. Gross profit on sales during the current quarter was $37,252. Gross profits are expected to rise as volumes increase.

We incurred management fees of $96,660 in the three-month period ended September 30, 2008, compared to $55,000 in the same period ended September 30, 2007. Accrued or paid management fees during the current period were for the services of Mike Hetherman, our CEO, Gary Hokkanen, our CFO and Carrie Weiler, our Corporate Secretary. In addition, management fees included an amount paid to Wireless Age Communications, Inc., a related party due to certain common officers, directors and ownership for the services of managerial level accounting and finance personnel.

We incurred office and general expenses of $47,728 in the three-month period ended September 30, 2008 compared to $102,920 in the same period ended September 30, 2007, a decrease of approximately $55,192. Office and general expenses include travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. The higher costs for the three month period end September 30, 2007 are a result of the incremental start up costs incurred for the new business plan.  During the three month period ended September 30, 2008 travel and entertainment costs totaled $41,542, advertising and promotion totaled $4,308, foreign exchange gain totaled $22,501 and other miscellaneous costs totaling $24,379. We expect operating costs to increase as volumes under the new business plan arise.

We also incurred professional and consulting fees of $93,075 in the three-month period ended, September 30, 2008 compared to $386,125 in the same period ended September 30, 2007. Professional and consulting fees during the current period included various fees associated with the new business opportunity, including general management, technical, political lobbyist and marketing functions.

We incurred interest expense of $8,753 during the three month period ended September 30, 2008 compared to nil during the three month period ended September 30, 2007. Interest expense arose from a related party liability from which the Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.

As a result, we incurred a net loss of ($208,964) during the three month period ended September 30, 2008, (approximately $0.002 per share) compared to a net loss of ($549,045) in the same period ended September 30, 2007 (approximately $0.005 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

Comparison of Results of Operations for the Six Month Period Ended September 30, 2008 and 2007

We generated $166,354 in revenues during the six-month period ended September 30, 2008 compared to nil during the six month period ended September 30, 2007.  The new PLM business plan was begun during the fourth quarter of fiscal 2008. Gross profit on sales during the six months ended September 30,2008 was $53,040. Gross profits are expected to rise as volumes increase.

We incurred management fees of $191,948 in the six-month period ended September 30, 2008, compared to $115,000 in the same period ended September 30, 2007. Accrued or paid management fees during the current period were for the services of Mike Hetherman, our CEO, Gary Hokkanen, our CFO and Carrie Weiler, our Corporate Secretary. In addition, management fees included an amount paid to Wireless Age Communications, Inc.,  a related party due to certain common officers, directors and ownership for the services of managerial level accounting and finance personnel.

We incurred office and general expenses of $116,047 in the six-month period ended September 30, 2008 compared to $344,351 in the same period ended September 30, 2007, a decrease of approximately $228,304. Office and general expenses include travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. The higher costs for the six month period end September 30, 2007 are a result of the incremental start up costs incurred for the new business plan.  During the six month period ended September 30, 2008 travel and entertainment costs totaled $65,791, advertising and promotion totaled $20,906, administrative services totaling $9,767, foreign exchange gain totaling $20,255 and other miscellaneous costs totaling $39,838. We expect operating costs to increase as volumes under the new business plan arise.

We also incurred professional and consulting fees of $192,872 in the six-month period ended, September 30, 2008 compared to $538,415 in the same period ended September 30, 2007. Professional and consulting fees during the current period included various fees associated with the new business opportunity, including general management, technical, political lobbyist and marketing functions.

We incurred interest expense of $21,558 during the six month period ended September 30, 2008 compared to nil during the six month period ended September 30, 2007. Interest expense arose from a related party liability from which the Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.

As a result, we incurred a net loss of ($469,385) during the six month period ended September 30, 2008, (approximately $0.004 per share) compared to a net loss of ($1,008,389) in the same period ended September 30, 2007 (approximately $0.010 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from $37,178 at March 31, 2008 to $59,507 at September 30, 2008.  The increase is primarily the result of increased activity associated with the PLM business.

Our total liabilities increased from $1,063,402 at March 31, 2008 to $1,082,000 at September 30, 2008. Accounts payable and accrued liabilities increased from $273,919 at the beginning of the year to $343,180 at the end of the current quarter.  Due to related parties increased from $418,994 at March 31, 2008 to $610,158 at September 30, 2008. Deposits declined from $221,131 at the beginning of the year to $124,294 at September 30, 2008.  Unissued share liability declined to $4,368 at September 30, 2008 from $149,358 at March 31, 2008.

The stockholders’ deficiency decreased from ($1,026,224) at March 31, 2008 to ($1,022,493) at September 30, 2008.  Operating losses were offset with an increase attributable to private placements generating net proceeds of $205,000 during the six month period ended September 30, 2008, and issuance of 9,100,000 common shares, valued at $132,490 as consideration for settlement in certain related party liabilities.  In addition, during the six months ended September 30, 2008, 500,000 units were subscribed for valued at $15,000 as payment of prior consulting services  and 3,500,000 units were subscribed for valued at $105,000 as payment for prior services provided by related parties. (Note 5) (See Statement of Stockholders’ Deficiency contained in the financial statements).

At September 30, 2008, we had a working capital deficit of $1,022,493.  We had cash balances of $6,094 at September 30, 2008 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable and accrued liabilities of $343,180 we also owe related parties $610,158. Our only current source for capital are related party loans or private placements of common stock.

During the six month period ended September 30, 2008 we; 1) used $504,406 in cash in operating activities arising primarily from operating losses, and 2) generated $501,165 in cash from financing activities. Financing activities included cash proceeds of $205,000 from private placements of common stock and amounts from related parties of $296,165.

Our current cash resources are not sufficient to support the business over the next 12 months and we are unable to carry out any plan of business without funding. We will need additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed.  However, as of the date of this report, we have been successful in arranging incremental financing through equity private placements and anticipate continued success in this area.  The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

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

Going concern qualification:  We have incurred significant losses from operations for the six  month period ended, September 30, 2007, and such losses are expected to continue until we can attain higher levels of revenue.  In addition, we have a working capital deficit of $1,022,493 and an accumulated deficit of $4,333,454.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We hold deposits of $124,294 from our distributors for future orders of PLM products.

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

PART II. Other Information

Item 1. Legal Proceedings

On October 29, 2008, the Company received a Statement of Claim, in the amount of approximately $296,000 (CAD$315,000), filed by Edward Oliver and Derin Enterprises Inc. in the Ontario Superior Court of Justice. The legal proceeding alleges a breach of contract. The Company has not made a loss provision with respect to the claim, as management believes that the lawsuit is without merit and that a successful claim is unlikely. The Company has engaged counsel to file a statement of defence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lumonall Inc.

Date: November 13, 2008	By:	/s/ Michael Hetherman
Name: Michael Hetherman
Title: Chief Executive Officer and Director

	By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer