Form 10-Q
period 2008-12-31
Lumonall Inc.
filed 2009-02-13
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended December 31, 2008
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

The number of shares of common stock outstanding as of February 9, 2009: 126,359,671

Lumonall, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

Lumonall, Inc.
Condensed Balance Sheet

	December 31, 2008 (UNAUDITED)	March 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$667	$9,335
Accounts receivable	31,899	27,843
Prepaid expenses	31,937	-
Total current assets	64,503	37,178

TOTAL ASSETS	$64,503	$37,178

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued liabilities	232,632	273,919
Due to related parties (Note 3)	748,929	418,994
Deposits	125,501	221,131
Unissued share liability (Note 4)	4,368	149,358
Total current liabilities	1,111,430	1,063,402

Stockholders’ deficiency
Preferred stock, $0.001 par value, 5,000,000 shares authorized, No shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 126,359,671 and 114,615,925 shares issued and outstanding, respectively	126,360	114,616
Additional paid-in capital	2,948,351	2,723,230
Common stock units subscribed (Note 5)	255,000	-
Accumulated deficit	(4,376,638)	(3,864,070)
Total stockholders’ deficiency	(1,046,927)	(1,026,224)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$64,503	$37,178

See accompanying notes to financial statements.

 Lumonall, Inc.
Condensed Statements of Operations
(UNAUDITED)

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007
Revenues	$36,240	$59,473	$202,594	$59,473

Cost of sales	22,884	52,272	136,198	52,272
Gross profit	13,356	7,201	66,396	7,201

Operating expenses:
Management fees	86,507	62,500	278,455	177,500
Office and general	11,117	122,760	147,410	474,219
Professional and consulting	49,376	116,867	242,248	655,282
Amortization	-	5,000	-	15,000
Total operating expenses	147,000	307,127	668,113	1,322,001

Net loss before other expenses and income taxes	(133,644)	(299,926)	(601,717)	(1,314,800)

Other expenses
Share of loss of equity accounted investee	-	-	-	623
Interest expense	8,923	15,538	30,482	15,358
Foreign exchange loss (gain)	(99,383)	13,101	(119,631)	6,173
Total other expenses	(90,460)	28,639	(89,149)	22,154

Net loss before income taxes	(43,184)	(328,565)	(512,568)	(1,336,954)

Provision for income taxes	-	-	-	-

Net loss	$(43,184)	$(328,565)	$(512,568)	$(1,336,954)

Weighted average number of common shares outstanding – Basic and diluted	125,894,364	107,917,654	124,598,637	101,537,072
Loss per share of common stock - Basic and diluted	$(0.000)	$(0.003)	$(0.004)	$(0.013)

See accompanying notes to financial statements.

Lumonall, Inc.
Condensed Statement of Change in Stockholders’ Deficiency
March 31, 2008 to December 31, 2008
 (UNAUDITED)

	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Income (Deficit)	Total Stockholders’ Equity/

Balance, March 31, 2008	114,615,925	$114,616	$2,723,230	$-	$(3,864,070)	$(1,026,224)

Issuance of common stock pursuant to private placement	1,400,000	1,400	68,600	-	-	70,000

Issuance of common stock pursuant to settlement with related party	9,100,000	9,100	123,390	-	-	132,490

Issuance of common stock for consulting services	313,131	313	15,312	-	-	15,625

Net loss for the period	-	-	-	-	(260,420)	(260,420)
Balance, June 30, 2008	125,429,056	$125,429	$2,930,532	$-	$(4,124,490)	$(1,068,529)

Common stock units issuable pursuant to private placement	-	-	-	255,000	-	255,000

Net loss for the period	-	-	-	-	(208,964)	(208,964)

Balance, September 30, 2008	125,429,056	$125,429	$2,930,532	$255,000	$(4,333,454)	$(1,022,493)

Issuance of common stock for consulting services	930,615	931	17,819	-	-	18,750

Net loss for the period	-	-	-	-	(43,184)	(43,184)

Balance, December 31, 2008	126,359,671	$126,360	$2,948,351	$255,000	$(4,376,638)	$(1,046,927)

See accompanying notes to financial statements.

Lumonall, Inc.
Condensed Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended December 31
	2008	2007
Net cash used in operations
Net loss	$(512,568)	$(1,336,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	15,000
Share of loss of equity accounted investee	-	623
Common stock for consulting services provided	34,375	135,000
Warrants issued for consulting services provided	-	240,000
Changes in operating assets and liabilities:
Accounts receivable	(4,056)	(33,506)
Inventory	-	(18,441)
Prepaid expenses	(31,937)	(40,095)
Accounts payable and accrued liabilities	(38,788)	113,244
Deposits	(95,630)	235,346
Net cash used in operating activities	(648,604)	(689,783)
Cash flows provided by financing activities:
Increase (decrease) in bank indebtedness	-	42,036
Proceeds from the Issuance of common stock	205,000	845,000
Proceeds from (payments to) related parties	434,936	(148,320)
Notes payable – related party	-	(50,000)
Net cash provided by financing activities:	639,936	688,716

Increase (decrease) in cash	(8,668)	(1,067)
Cash, beginning of period	9,335	1,067
Cash, end of period	$667	$-

Non cash financing activities:

During the nine month period ended December 31, 2008, the Company:

Issued 1,243,746 common shares valued at $34,375 for consulting services.
Issued 9,100,000 common shares valued at $132,490 in settlement of an unissued share liability.
500,000 common share units subscribed, valued at $15,000 for accounts payable of previous consulting services provided.
3,500,000 common share units subscribed, valued at $105,000 for accounts payable of previously provided related party services.

During the nine month period ended December 31, 2007, the Company:

Issued 2,700,000 common shares valued at $135,000 for consulting services.
Issued 2,450,000 common shares valued at $35,770 for debt forgiveness.
Issued 12,000,000 warrants valued at $240,000 for consulting services provided.

See accompanying notes to financial statements.

Lumonall, Inc.
Notes to the Condensed Financial Statements
December 31, 2008
(Unaudited)

Note 1 – Basis of Presentation and business operations

Basis of presentation – Going concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, we had assets of $64,503, a working capital deficit of $1,046,927 and an accumulated deficit of $4,376,638 at December 31, 2008.  As a result, substantial doubt exists about our ability to continue to fund future operations using its existing resources.

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

The accompanying condensed unaudited financial statements of Lumonall, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2008.

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

Strategic Partnership with Pacific Stair

In June of 2008, the Company announced a letter of intent with Pacific Stair Corp. that provides for the development and distribution of innovative seismic compliant steel stair systems incorporating the company’s photo luminescent technology.

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

Recent issued accounting standards

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

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

Note 3 – Related Party Transactions

Periodically expenses of the Company are paid by related parties on behalf of the Company.  These transactions result in non-interest and interest bearing payables to related parties with no specific terms of repayment other than as described below.  At December 31, 2008 amounts due to related parties amounted to $748,929. Related parties of the Company include directors, officers and entities under common management.

Gamecorp Ltd. (formerly Eiger Technology, Inc.) a related party (due to common officers with the Company) agreed to provide up to $600,000 funding for the development of the Company’s business. The Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.  During the three month period ended September 30, 2008 Newlook Industries Corp., a related party (due to common officers with the Company) agreed to further fund the development of the Company’s business and assumed the outstanding related party liability to Gamecorp Ltd. as settlement of amounts owed to Newlook from Gamecorp. During the nine month period ended December 31, 2008, the Company incurred $30,482 in interest expense.

Amounts due to related parties were:

	December 31, 2008	March31, 2008

Entities with common directors and/or officers	$589,574	$418,994
Officers and directors	159,355	-
	$748,929	$418,994

Note 4 – Unissued Share Liability

The Company agreed to issue 9,400,000 common shares valued at $136,860 in full repayment of future royalties owed to Lumonall Canada Inc. In addition, the stock issued was in repayment of a note payable of $50,000 and for payment of an intercompany liability of $86,860 owed by Lumonall Inc., to Lumonall Canada Inc.  Lumonall Canada Inc. is a related party by virtue of common directors and officers. As of December 31, 2008, 300,000 shares had not yet been issued and the Company has recorded a $4,368 un-issued share liability representing the fair value of the un-issued shares.

Note 5 – Common Stock Units Subscribed

On July 1, 2008, under a private placement the Company offered common share units of which 8,500,000 units valued at $255,000 were subscribed. Each unit consists of one common stock and one warrant. The warrants expire in six months and can be exercised for $0.05 per share. As of December 31, 2008, the common share units have not been issued and the Company has recorded $255,000 common stock units subscribed, representing the fair value of the un-issued units. Under the private placement 500,000 units were subscribed, valued at $15,000 for previous consulting services provided and 3,500,000 units were subscribed, valued at $105,000 for previous related party services provided.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Interim Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals.  The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ.

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

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Month Period Ended December 31, 2008 and 2007

We generated $36,240 in revenues during the three-month period ended December 31, 2008 compared to $59,473 during the three month period ended December 31, 2007.  The new PLM business plan was begun during the fourth quarter of fiscal 2007. Gross profit on sales during the current quarter was $13,356. Gross profits are expected to rise as volumes increase.

We incurred management fees of $86,507 in the three-month period ended December 31, 2008, compared to $62,500 in the same period ended December 31, 2007. Accrued or paid management fees during the current period were for the services of Mike Hetherman, our CEO, Gary Hokkanen, our CFO and Carrie Weiler, our Corporate Secretary. In addition, management fees included an amount paid to Wireless Age Communications, Inc., a related party due to certain common officers, directors and ownership for the services of managerial level accounting and finance personnel.

We incurred office and general expenses of $11,117 in the three-month period ended December 31, 2008 compared to $122,760 in the same period ended December 31, 2007, a decrease of $111,643. Office and general expenses include travel and auto, occupancy, communications and other similar costs associated with operating the business in its current state of evolution. The higher costs for the three month period ended December 31, 2007 are a result of the incremental start up costs incurred for the new business plan.  During the three month period ended December 31, 2008 travel and entertainment costs totaled $1,012, wages totaled $8,228, other miscellaneous costs totaling $1,877. We expect operating costs to increase as volumes under the new business plan arise.

We also incurred professional and consulting fees of $49,376 in the three-month period ended, December 31, 2008 compared to $116,867 in the same period ended December 31, 2007. Professional and consulting fees during the current period included various fees associated with the new business opportunity, including general management, technical, political lobbyist and marketing functions.

We incurred interest expense of $8,923 during the three month period ended December 31, 2008 compared to $15,358 during the three month period ended December 31, 2007. Interest expense arose from a related party liability from which the Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.

We recorded a foreign currency gain of $99,383 for the three months ended December 31, 2008 and a loss of $13,101 for the comparative period in 2007.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian dollars.  For the three month period ended December 31, 2008 the U.S. dollar appreciated significantly in value to the Canadian Dollar which lead to the foreign exchange gain.

As a result, we incurred a net loss of ($43,184) during the three month period ended December 31, 2008, (approximately $0.000 per share) compared to a net loss of ($328,565) in the same period ended December 31, 2007 (approximately $0.003 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

Comparison of Results of Operations for the Nine Month Period Ended December 31, 2008 and 2007

We generated $202,594 in revenues during the nine-month period ended December 31, 2008 compared to $59,473 during the nine month period ended December 31, 2007.  The new PLM business plan was begun during the fourth quarter of fiscal 2007. Gross profit on sales during the nine months ended December 31, 2008 was $66,396. Gross profits are expected to rise as volumes increase.

We incurred management fees of $278,455 in the nine-month period ended December 31, 2008, compared to $177,500 in the same period ended December 31, 2007. Accrued or paid management fees during the current period were for the services of Mike Hetherman, our CEO, Gary Hokkanen, our CFO and Carrie Weiler, our Corporate Secretary. In addition, management fees included an amount paid to Wireless Age Communications, Inc., a related party due to certain common officers, directors and ownership for the services of managerial level accounting and finance personnel.

We incurred office and general expenses of $147,410 in the nine-month period ended December 31, 2008 compared to $474,219 in the same period ended December 31, 2007, a decrease of $326,809. Office and general expenses include travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. The higher costs for the nine month period end December 31, 2007 are a result of the incremental start up costs incurred for the new business plan.  During the nine month period ended December 31, 2008 travel and entertainment costs totaled $66,803; advertising and promotion totaled $21,782, administrative services totaling $9,767, wages totaling $15,002 and other miscellaneous costs totaling $34,056. We expect operating costs to increase as volumes under the new business plan arise.

We also incurred professional and consulting fees of $242,248 in the nine-month period ended, December 31, 2008 compared to $655,282 in the same period ended December 31, 2007. Professional and consulting fees during the current period included various fees associated with the new business opportunity, including general management, technical, political lobbyist and marketing functions.

We incurred interest expense of $30,482 during the nine month period ended December 31, 2008 compared to $15,358 during the nine month period ended December 31, 2007. Interest expense arose from a related party liability from which the Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.

We recorded a foreign currency gain of $119,631 for the nine months ended December 31, 2008 and a loss of $6,173 for the comparative period in 2007.

As a result, we incurred a net loss of ($512,568) during the nine month period ended December 31, 2008, (approximately $0.004 per share) compared to a net loss of ($1,336,954) in the same period ended December 31, 2007 (approximately $0.013 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from $37,178 at March 31, 2008 to $64,503 at December 31, 2008.  The increase is primarily the result of increased activity associated with the PLM business.

Our total liabilities increased from $1,063,402 at March 31, 2008 to $1,111,430 at December 31, 2008. Accounts payable and accrued liabilities decreased from $273,919 at the beginning of the year to $232,632 at the end of the current quarter.  Due to related parties increased from $418,994 at March 31, 2008 to $748,929 at December 31, 2008. Deposits declined from $221,131 at the beginning of the year to $125,501 at December 31, 2008.  Unissued share liability declined to $4,368 at December 31, 2008 from $149,358 at March 31, 2008.

The stockholders’ deficiency increased from ($1,026,224) at March 31, 2008 to ($1,046,927) at December 31, 2008.  Operating losses were offset with an increase attributable to private placements generating net proceeds of $205,000 during the nine month period ended December 31, 2008, and issuance of 9,100,000 common shares, valued at $132,490 as consideration for settlement in certain related party liabilities.  In addition, during the nine months ended December 31, 2008, 500,000 units were subscribed for valued at $15,000 as payment of prior consulting services and 3,500,000 units were subscribed for valued at $105,000 as payment for prior services provided by related parties. (Note 5) (See Statement of Stockholders’ Deficiency contained in the financial statements).

At December 31, 2008, we had a working capital deficit of $1,046,927.  We had cash balances of $667 at December 31, 2008 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable and accrued liabilities of $232,632 we also owe related parties $748,929. Our only current sources for capital are related party loans or private placements of common stock.

During the nine month period ended December 31, 2008 we; 1) used $648,604 in cash in operating activities arising primarily from operating losses, and 2) generated $639,936 in cash from financing activities. Financing activities included cash proceeds of $205,000 from private placements of common stock and amounts from related parties of $434,936.

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

Going concern qualification:  We have incurred significant losses from operations for the nine month period ended, December 31, 2008, and such losses are expected to continue until we can attain higher levels of revenue.  In addition, we have a working capital deficit of $1,046,927 and an accumulated deficit of $4,376,638.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We hold deposits of $125,501 from our distributors for future orders of PLM products.

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

Lumonall Inc.

Date: February 13, 2009	By:	/s/Michael Hetherman
Name: Michael Hetherman
Title: Chief Executive Officer and Director

	By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer