Form 10-K
period 2009-03-31
Lumonall Inc.
filed 2009-06-30
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-28315

LUMONALL, INC.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1517404 (I.R.S. Employer Identification No.)

3565 King Road, Suite 102 King City, Ontario, Canada L7B 1M3 (Address of Principal Executive Offices)	905-833-9845 (Issuer’s Telephone No., including area code)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,909,081 as of September 30, 2008, based on the last sale ($0.02 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of June 27, 2009, the number of shares outstanding of the registrant’s Common Stock was 136,659,671 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-K:  None

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

History

Lumonall, Inc. ("we, "us," "our," or the "Company") was incorporated in the state of Colorado on May 1, 1996 as Grand Canyon Ventures Two, Incorporated.  We changed our name to Azonic Engineering Corporation ("Azonic Colorado") on September 23, 1998.  On November 12, 1999, we were re-domiciled to the state of Nevada by merging into our wholly owned subsidiary Azonic Corporation, a Nevada corporation. On July 21, 2005 we changed our name to Midland International Corporation.  During fiscal 2008, in order to accurately reflect the nature of the Company’s business, the Company changed its name from Midland International Corporation to Lumonall, Inc., effective August 16, 2007.

Description of Current Business Plan

Our present business strategy and direction is to become a global leader in the development and distribution of photo luminescent (PLM) emergency egress systems.

Lumonall is committed to being at the forefront of the development and distribution of applied photo luminescent technologies. Through a network of scientists, industrial designers, manufacturing experts and sales professionals, Lumonall brings to market products that leverage the inherent characteristics of photoluminescence to enhance safety, reduce energy consumption and improve the environment.

Improving emergency egress is currently the primary focus of the Company's efforts, providing failsafe systems that save lives and prevent injuries by providing critical illumination along exit pathways. These efforts are timed to coincide with changes to building codes in various markets that address the need for improved emergency egress. The systems Lumonall develops not only meet the standards established in these codes, but offer additional options that further promote safe egress.

Concurrent with these efforts, the Company is engaged in the development of numerous applications of photo luminescent technology for other markets including transportation industries, residential safety and decorative uses.

Recent Developments

Change in Management

On April 1, 2008, Mr. John G. Simmonds resigned as CEO of Lumonall, Inc. and Mr. Michael Hetherman succeeded him as CEO. Mr. Hetherman served as President and Chief Operating Officer since May 2007 and has been a member of the Board of Directors since August 2007.

On March 12, 2009, Mr. Michael Hetherman resigned as Chief Executive Officer and as a member of the Board of Directors. Mr. Hetherman’s resignation was voluntary and did not involve a dispute or disagreement with the Company or any of its officers or directors with respect to the Company’s operations, policies or practices. At a meeting of the Board of Directors on March 16, 2009, the Board accepted the resignations of Mr. Michael Hetherman and appointed Mr. John G. Simmonds, Chairman of the Board of Directors and former CEO as interim CEO.

Lumonall Launches New Line of Safety Products

In April 2008, the Company announced that it was launching a state-of-the-art, U.S.-manufactured non-slip photoluminescent stair nosing for all building applications. The new line provides critical visibility in stairwells when the power goes out. These rugged aluminum nosings with no-slip surfaces feature photoluminescent strips along their full length to clearly demarcate the edge of each tread, even in total darkness.  Ideal for retrofit or new construction, these stair nosings have a rating that exceeds New York City Building Code Reference Standards RS 6-1 and RS 6-1A. They also meet International Building Code 403.16 Exit Path Markings Section 1027.

Lumonall & Pacific Stair Announce Strategic Partnership

In June 2008, the Company  announced a strategic partnership with Pacific Stair Corp. The partnership provides for the development and distribution of innovative seismic compliant steel stair systems incorporating Lumonall photoluminescent safety technology.

For over 20 years, Pacific Stair Corporation, headquartered in Salem, Oregon, has been developing stair systems that meet and/or exceed International Building Code seismic safety standards for prefabricated steel stair assemblies. Pacific Stair Corporation has worked with architects, contractors and builders to provide stair systems of exceptional quality, which are also easy to install.

Lumonall Canada Royalties

The Company issued 9,400,000 common shares valued at $136,858 in full repayment of future royalties owed to Lumonall Canada Inc. In addition, the stock issued was in repayment of a note payable of $50,000 which was in default and for payment of an intercompany liability of $86,860 owed by Lumonall Inc., to Lumonall Canada Inc. Lumonall Canada Inc. is a related party by virtue of common directors and officers.

Distributors

Lumonall products are currently sold through distribution agreements covering most regions of North America.  Distributors include the Willis Group of Companies in Canada, Designer Building Solutions, Butler-Johnson Corporation and Hallmark Building Supplies in the United States.

Industry Overview

Photoluminescent Products, Safety and Energy Conservation

The events of September 11, 2001 propelled security to the top of government and personal agendas across North America.  The ascendance of photoluminescent materials designed to assist in emergency egress are one response to this phenomenon.

The use of photoluminescent (PLM) materials as a means of providing emergency pathway illumination has evolved substantially over the past 20 years.  A fire aboard a Baltic ferry boat in 1990 spurred the International Maritime Organization to mandate pathway markings on all cruise ships and ferries in 1993.  A few years later, passenger aircraft began installing similar PLM markings that are today virtually universal.  After the World Trade Centre tragedy of 2001, New York City implemented Local Law 26, mandating use of PLM markings in the stairwells of most buildings.

In March, 2009 the International Code Council (IBC 2009) published the 2009 International Building Code, a foundation document used by most jurisdictions in the United States as a starting point for their own building codes.  IBC 2009 mandates the use of non-electrically powered emergency egress systems in most new and existing buildings with occupied floors 75’ above fire emergency vehicle access.

As IBC 2009 addresses existing as well as new construction, the market for PLM materials is expected to expand.

In Canada, similar changes to code are expected in 2010.

Competition

Our primary competition comes from American Permalight, Jalite USA, Brady, Jessup, and Lunaplast, all of which offer PLM Exit Signs and Safety Way Guidance Systems in Canada and/or the United States. With the exception of Brady and Jessup, all of these competitors deal exclusively in PLM products.

Government Regulations

As mentioned above, IBC 2009 serves a foundation document to be used by most jurisdictions in the United States as a starting point for their own building codes.  IBC 2009 mandates the use of non-electrically powered emergency egress systems in most new and existing buildings with occupied floors 75’ above fire emergency vehicle access.

The National Research Council in Canada has published a guide on the use of PLM egress systems after research revealed the value of PLM in improving safety when exiting a building.

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

Risk Factors

The future for the PLM industry in North America is bright.  It is on the cusp of gaining broad acceptance, propelled by IBC 2009 and anticipated code changes in Canada.  However, as the market grows, so will competition for business.

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

Currently, Lumonall has a premium-priced product, reflecting two key factors: the quality of its products and the structure of its distribution chain.  The challenge for Lumonall moving ahead will be to provide either or both a lower priced product line or less costly route to market.    Both of these avenues are currently under consideration.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - DESCRIPTION OF PROPERTY

Our executive offices are located at 3565 King Road, King City, Ontario, Canada L7B 1M3 (tel. 905-833-9845, fax 905-833-9847) at the offices are an officer and director of the Company. See “Part III, Item 12, Certain Relationships and Related Transactions.”

ITEM 3 - LEGAL PROCEEDINGS

On or about March 27, 2009, action against the Company was taken by Tom Kotarac a former employee of the Company for employment related matters. The claim amounts to approximately $200,000 not including claims for special damages and interest. The Company has subsequently filed a Statement of Defence and maintains the claim made against the Company is without merit.  As at March 31, 2009, the Company has not accrued for the loss.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year.

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

2009 FISCAL YEAR (4/1/08 TO 3/31/09):
	High	Low
1st Quarter	0.045	0.010
2nd Quarter	0.045	0.010
3rd Quarter	0.030	0.0003
4th Quarter	0.006	0.001

2008 FISCAL YEAR (4/1/07 TO 3/31/08):
	High	Low
1st Quarter	0.09	0.03
2nd Quarter	0.18	0.05
3rd Quarter	0.11	0.05
4th Quarter	0.08	0.04

At June 18, 2009, the closing bid price of our Common Stock was $0.0013 per share.

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

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC.  So long as Lumonall Inc. common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Lumonall’s shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

(a)         As of March 31, 2009, there were 127 stockholders of record of our common stock, and 148 beneficial holders.

(b)         We did not pay any dividends on our Common Stock during the two years ended March 31, 2009.  Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.  As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended March 31, 2010.  See "Part II, Item 7, Financial Statements."

(c)         There are currently no securities authorized for issuance under any equity compensation plans.  However, we may adopt such a plan in the future.

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/ PLAN OF OPERATION

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

Overview

Our present business strategy and direction is to become a global leader in the development and distribution of photoluminescent (PLM) emergency egress systems.

Lumonall is committed to being at the forefront of the development and distribution of applied photoluminescent technologies. Through a network of scientists, industrial designers, manufacturing experts and sales professionals, Lumonall brings to market products that leverage the inherent characteristics of photoluminescence to enhance safety, reduce energy consumption and improve the environment.

Improving emergency egress is currently the primary focus of the company's efforts, providing failsafe systems that save lives and prevent injuries by providing critical illumination along exit pathways. These efforts are timed to coincide with changes to building codes in various markets that address the need for improved emergency egress. The systems Lumonall develops not only meet the standards established in these codes, but offer additional options that further promote safe egress.

Concurrent with these efforts, the Company is engaged in the development of numerous applications of photoluminescent technology for other markets including transportation industries, residential safety and decorative uses.

RESULTS OF OPERATION

Comparison of Results of Operations for the Fiscal Years Ended March 31, 2009 and 2008

We generated $206,145 in revenues from the sale of PLM product in the twelve-month period ended March 31, 2009, compared to revenues of $99,001 in the same twelve month period for 2008.  Gross profit on sales during the year was $73,666 in comparison to $23,917 in the prior year.  Gross profits are expected to rise as volumes increase.

We incurred management fees of $369,608 in the twelve-month period ended March 31, 2009, compared to $280,047 in the same period ended March 31, 2008. Management fees, during the twelve month period ended March 31, 2009 accrued and/or paid consisted of $216,899 to Mike Hetherman, CEO, $43,540  to Carrie Weiler, Corporate Secretary, and $43,749 to Gary Hokkanen, CFO. In addition, $65,420 was paid to Wireless Age Communications,

Inc. a related party due to certain common officers, directors and ownership, for the services of managerial level accounting and finance personnel.  Year over year management fees increased $89,561 primarily a result in a change in management  with a higher negotiated compensation package.  Management fees during the twelve-month period ended March 31, 2008 were for the services of John Simmonds, our CEO; Carrie Weiler, our Corporate Secretary; Gary Hokkanen, our CFO; and a related party due to certain common officers, directors and ownership for the service of managerial level accounting and finance personnel.

We incurred office and general expenses of $201,575 in the twelve-month period ended March 31, 2009, compared to $475,436 in the same period ended March 31, 2008, a decrease of $273,861.  During fiscal 2008 the new PLM business plan was initiated and required significantly more resources during the Company’s current state of evolution. In addition, during fiscal 2009 the Company focused on strict cost control measures to address the global financial crisis.  Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution. In fiscal 2009, travel and accommodation accounted for $69,540, advertising and communications $47,756, wages and administrative cost $45,272, directors fees, $10,000 and general office and miscellaneous expenses of $29,007. The costs are primarily related to managements strategy to improve awareness of PLM Exit Signs and Safety Way Guidance Systems in order to develop and exploit the North American market place. We expect operating costs to increase as we pursue new business.

We also incurred professional and consulting fees of $287,226 in the twelve-month period ended March 31, 2009, compared to $962,692 in the same period ended March 31, 2008 a decrease of $675,466.  Higher costs during fiscal 2008 are a result of the Company’s initial development of the Company’s business and strategy. Professional and consulting fees during the current year included various fees associated with the new business opportunity, including general management, technical and marketing functions. During the year ended March 31, 2008 services valued at $181,875 were paid with 3,598,271 shares of our common stock and services valued at $248,100 were paid with the issuance of warrants to purchase 12,300,000 common shares.

We incurred interest expense of $38,829 during the year ended March 31, 2009, compared to $28,724 during the twelve month period ended March 31, 2008. Gamecorp Ltd. formerly (Eiger Technology, Inc.) a related party (due to common officers with the Company) agreed to provide up to $600,000 funding for the development of the Company’s business. The Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.  During the twelve month period ended March 31, 2009, Newlook Industries Corp., a related party (due to common officers and directors), agreed to further fund the development of the Company’s business and assumed the outstanding related party liability to Gamecorp Ltd. as settlement of amounts owed to Newlook from Gamecorp.  For the period ended March 31, 2009 the Company recorded an interest expense of $38,829 in relation to the funding provided by Newlook.

We recorded a foreign currency gain of $129,602 for the year ended March 31, 2009 in comparison to a gain of $12,640 for the comparative period ended March 31, 2008.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the twelve month period ended March 31, 2009, the U.S. Dollar appreciated significantly in value to the Canadian Dollar which led to the foreign exchange gain.

In fiscal 2008, the Company’s plan to assist Gamecorp in restructuring Prolink North America Inc. was abandoned and the amount of $166,103 advanced was determined to be uncollectable. The company recorded a loss on write down on due from related party for fiscal year 2008.

Pursuant to management’s initiatives and strategic partnerships the Company was able to procure photo luminescent signs and safety way guidance systems at a lower cost and more efficient route to market. Management believed the carrying value of its licensing, manufacturing rights and investment as at March 31, 2008, was impaired and the related amount was written down to $nil. The Company wrote off its investment in Prolink Property Rights AS. of $100,000 and a $100,000 impairment loss on intangible asset (licensing rights) was recorded during the fiscal year ended 2008.

As a result, we incurred a net loss of ($693,970) during the twelve month period ended March 31, 2009, (approximately $0.006 per share) compared to a net loss of ($2,076,445) in the same period ended March 31, 2008 (approximately $0.02 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from $37,178 at March 31, 2008 to $129,448 at March 31, 2009.  The increase is primarily the result of a $123,441 increase in inventory.

Our total liabilities increased from $1,063,402 at March 31, 2008 to $1,308,409 at March 31, 2009, an increase of $245,007.  Accounts payable increased to $377,863 from $273,919, an increase of $103,944, amounts of which are primarily due to costs incurred for professional and consulting services and inventory used to implement the Company’s new business strategy. Due to related parties balances increased from $418,994 at March 31, 2008 to $809,179 at March 31, 2009. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Distributor deposits for the future purchase of photo luminescent products decreased from $221,131 in the prior year to $121,367 for the year ended March 31, 2009.

During the twelve months ended March 31, 2008, the Company agreed to issue 9,400,000 common shares valued at $136,858 in full repayment of future royalties owed to Lumonall Canada Inc. In addition, the stock issued was in repayment of a note payable of $50,000 which was in default and for payment of an intercompany liability of $86,860 owed by Lumonall Inc., to Lumonall Canada Inc.  Lumonall Canada Inc. is a related party by virtue of common directors and officers. As of March 31, 2008, the shares had not yet been issued and the Company recorded a $136,858 un-issued share liability representing the fair value of the un-issued shares. During fiscal 2009 all shares were issued.

During the twelve months ended March 31, 2008, the Company agreed to issue 1,000,000 shares of its common stock in relation to the termination of a consulting agreement. As of March 31, 2008, 250,000 shares had not been issued and the Company recorded a $12,500 un-issued share liability representing the fair value of the un-issued shares.  All shares were issued in fiscal 2009.

The stockholders’ deficiency increased from ($1,026,224) at March 31, 2008 to ($1,178,961) at March 31, 2009.  The increase is attributable to our loss of $ 693,970 for the year offset by common stock issuance. (See Statement of Stockholders’ Deficiency contained in the financial statements).

At March 31, 2009, we had a working capital deficit of $ 1,178,961.  We had cash balances of $201 at March 31, 2009 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable of $377,863 we also owe related parties $809,179 without specific repayment terms and $121,367 in distributor deposits. Our only source for capital could be loans or private placements of common stock.

In fiscal 2009 the Company issued:

•	1,243,746 common shares valued at $34,375 for consulting services;
•  1,400,000 common shares valued at $70,000 pursuant to a private placement;
•  9,400,000 common shares valued at $136,858 pursuant to a settlement with related parties.

During the fiscal year ended March 31, 2009 we; 1) used $754,319 in cash in operating activities arising primarily from operating losses, 2) generated $745,185 in cash from financing activities. Financing activities included cash proceeds of $70,000 from private placements of common stock, cash proceeds of $135,000 for common stock subscribed and $540,185 funded from related parties.

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

Going concern qualification:  We have incurred significant losses from operations for the year ended March 31, 2009, and such losses are expected to continue.  In addition, we have a working capital deficit of $1,178,961 and an accumulated deficit of $4,558,040.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during our fiscal year ended March 31, 2009.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company has reviewed the impact of SFAS 159 on its financial statements and there are no material effects.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued,  including the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.   An entity should apply the requirements in SFAS 165 to interim and annual financial periods ending after June 15, 2009.  Accordingly, the Company will apply these requirements to its future financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8 - FINANCIAL STATEMENTS

LUMONALL, INC.

FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lumonall, Inc.

We have audited the accompanying balance sheets of Lumonall, Inc. as of March 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended March 31, 2009. Lumonall, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lumonall, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., llp
Rochester, New York
  June 29, 2009

F1

LUMONALL, INC.
BALANCE SHEETS
 (Stated in US dollars)

	March 31, 2009	March 31, 2008
ASSETS
Current assets
Cash	$201	$9,335
Accounts receivable, net	4,868	27,843
Prepaid expenses	938	-
Inventory	123,441	-
Total current assets	129,448	37,178

Total assets	$129,448	$37,178

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	377,863	273,919
Due to related parties (Note 3)	809,179	418,994
Deposits (Note 4)	121,367	221,131
Unissued share liability (Note 7)	-	149,358
Total current liabilities	$1,308,409	$1,063,402

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 126,659,671 shares issued and outstanding (March 31, 2008: 114,615,925) (Note 8)	126,660	114,616
Common stock units subscribed (Note 8 )	300,000	-
Additional paid-in capital	2,952,419	2,723,230
Accumulated deficit	(4,558,040)	(3,864,070)
Total stockholders’ deficiency	(1,178,961)	(1,026,224)

Total liabilities and stockholders’ deficiency	$129,448	$37,178

The accompanying notes are an integral part of these financial statements

F2

LUMONALL, INC.
STATEMENT OF OPERATIONS
For the years ended March 31, 2009 and 2008
 (Stated in US Dollars)

	Year Ended March 31, 2009	Year Ended March 31, 2008

Revenues	$206,145	$99,001

Cost of sales	132,479	75,084
Gross profit	73,666	23,917

Selling and administrative costs
Management fees	369,608	280,047
Office and general	201,575	475,436
Professional and consulting fees	287,226	962,692

Total costs and expenses	858,409	1,718,175

Net loss from operations	(784,743)	(1,694,258)

Other expenses (gains):
Interest	38,829	28,724
Foreign exchange gain	(129,602)	(12,640)
Loss on write down of due from related party (Note 6)	-	166,103
Loss on investment (Note 5)	-	100,000
Impairment of intangible asset (Note 6)	-	100,000

Net loss before income taxes	(693,970)	(2,076,445)

Provision for income taxes (Note 9)	-	-

Net loss	$(693,970)	$(2,076,445)

Loss per share of common stock – Basic and Diluted	$(0.006)	$(0.020)

Weighted average number of common shares outstanding – Basic and Diluted	125,113,895	101,991,264

The accompanying notes are an integral part of these financial statements

F3

LUMONALL, INC.
Statement of Changes in Stockholders’ Deficiency
For the year ended March 31, 2009 and 2008

	Common Stock
	Shares	Par Value Amount	Additional Paid – In Capital	Common Stock Subscribed	Accumulated Income (Deficit)	Total

Balance, March 31, 2007	85,867,654	$85,868	$1,321,153	$-	$(1,787,625)	$(380,604)

Issuance of common stock pursuant to private placement	17,900,000	17,900	877,100	-	-	895,000

Issuance of common stock for consulting services	3,598,271	3,598	178,277	-	-	181,875

Issuance of common stock pursuant to debt forgiveness	7,250,000	7,250	98,600	-	-	105,850

Issuance of common stock purchase warrants for consulting services	-	-	248,100	-	-	248,100

Net loss for period ended March 31, 2008	-	-	-	-	(2,076,445)	(2,076,445)

Balance, March 31, 2008	114,615,925	$114,616	$2,723,230	$-	$(3,864,070)	$(1,026,224)

Issuance of common stock for consulting services	1,243,746	1,244	33,131	-	-	34,375

Issuance of common stock pursuant to settlement with related party	9,400,000	9,400	127,458	-	-	136,858

Issuance of common stock pursuant to private placement	1,400,000	1,400	68,600	-	-	70,000

Common stock units issuable pursuant to private placement	-	-	-	300,000	-	300,000

Net loss for period ended March 31, 2009	-	-	-	-	(693,970)	(693,970)

Balance, March 31, 2009	126,659,671	$126,660	$2,952,419	$300,000	$(4,558,040)	$(1,178,961)

The accompanying notes are an integral part of these financial statements

F4

LUMONALL, INC.
STATEMENTS OF CASH FLOW
For the years ended March 31, 2009 and 2008
 (Stated in US Dollars)

	For the year ended March 31, 2009	For the year ended March 31, 2008
Operating activities
Net Loss	$(693,970)	$(2,076,445)
Adjustments to reconcile net loss to net cash(used) by operating activities:
Impairment of intangible asset	-	100,000
Loss on investment	-	100,000
Issuance of common stock for services	34,375	181,875
Issuance of common stock purchase warrants for services	-	248,100
Loss on write down of due from related parties	-	166,103
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	22,975	(27,843)
Increase (decrease) in accounts payable and accrued liabilities	106,444	128,582
Inventory	(123,441)	-
Prepaid expenses	(938)	-
Decrease (increase) in deposits	(99,764)	221,131
Net cash (used in) operating activities	(754,319)	(958,497)
Investing activities

Net cash provided by investing activities	-	-

Financing activities
Note payable	-	(50,000)
Common stock units subscribed	135,000	-
Proceeds from private placements	70,000	895,000
Increase in due to related parties	540,185	121,765
Net cash provided by financing activities	745,185	966,765

Increase (decrease) in cash and cash equivalents	(9,134)	8,268

Cash and cash equivalents, beginning of year	9,335	1,067

Cash and cash equivalents, end of year	$201	$9,335

Non cash activities:
During the year ended March 31, 2009:
1.	The Company issued 1,243,746 common shares valued at $34,375 for consulting services.
2.	The Company issued 9,400,000 common shares valued at $136,858 in settlement of an unissued share liability.
3.	500,000 common share units subscribed, valued at $15,000 were for accounts payable of previous consulting services provided.
4.	5,000,000 common shares units, valued at $150,000 were provided as payment of previously provided related party services.

During the year ended March 31, 2008 the Company:
1.	Issued 7,250,000 common shares valued at $105,850 pursuant to debt forgiveness.
2.	Issued 3,598,271 common shares valued at $181,875 for consulting services.
3.	Issued 12,300,000 common stock purchase warrants valued at $248,100 for consulting services.

The accompanying notes are an integral part of these financial statements

F5

LUMONALL, INC.
Notes To The Financial Statements
March 31, 2009 and 2008
 (Stated in US Dollars)

Note 1 – Description of Business and Basis of Presentation

Going concern basis of presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $1,178,961 and an accumulated deficit of $4,558,040 at March 31, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

For the year ended March 31, 2009, the Company’s operations were partially funded by related parties and partially through the issuance of equity private placements.  In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The Company heavily relies upon loans from related parties, specifically Newlook Industries Ltd. (“Newlook”), to further provide capital contributions. During the year ended March 31, 2009 the Company was indebted to Newlook in the amount of $565,503

Newlook is an investment and merchant banking enterprise focused on the development of its technology investments. Newlook’s investments have suffered due to unforeseen events and the global financial crisis. Newlook may not be able to provide additional capital over the next year to the Company in order to satisfy existing liabilities and make further capital contributions. Failure to obtain such capital could adversely impact the Company’s operations

Description of business

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

Our present business strategy and direction is to become a global leader in the development and distribution of photoluminescent (PLM) emergency egress systems.

Lumonall is committed to being at the forefront of the development and distribution of applied photo luminescent technologies. Through a network of scientists, industrial designers, manufacturing experts and sales professionals, Lumonall brings to market products that leverage the inherent characteristics of photoluminescence to enhance safety, reduce energy consumption and improve the environment.

Improving emergency egress is currently the primary focus of the Company's efforts, providing failsafe systems that save lives and prevent injuries by providing critical illumination along exit pathways. These efforts are timed to coincide with changes to building codes in various markets that address the need for improved emergency egress. The systems Lumonall develops not only meet the standards established in these codes, but offer additional options that further promote safe egress.

Concurrent with these efforts, the Company is engaged in the development of numerous applications of photo luminescent technology for other markets including transportation industries, residential safety and decorative uses.

F6

LUMONALL, INC.
Notes To The Financial Statements
March 31, 2009 and 2008
 (Stated in US Dollars)

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

Inventory

Photo luminescent inventory is recorded at lower of cost or market.

Research and development

The Company did not engage in any material research and development activities during the past two years.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in office and general expenses.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The collectability of outstanding client invoices is continually assessed. The Company maintains an allowance for estimated losses resulting from the inability of clients to make required payments. In estimating the allowance, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a client’s ability to pay.

Fair value of financial instruments

The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The carrying value of notes payable and due to related parties also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Income taxes

The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, a valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

F7

Earnings and loss per common share

The Company reports loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants, which are convertible to common shares. Diluted loss per share is not presented as results would be “anti-dilutive”.

Valuation of Warrants

The Company estimates that value of common share purchase warrants issued using the Black-Scholes pricing model.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company has reviewed the impact of SFAS 159 on its financial statements and there are no material effects.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued,  including the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.   An entity should apply the requirements in SFAS 165 to interim and annual financial periods ending after June 15, 2009.  Accordingly, the Company will apply these requirements to its future financial statements.

Reclassification of Prior Year Statement of Operations

For the year ended March 31, 2008,  the Company has reclassified foreign exchange gain from selling and administrative costs to other expenses (gains), to facilitate a year over year comparison with twelve month period ended March 31, 2009.

F8

LUMONALL, INC.
Notes To The Financial Statements
March 31, 2009 and 2008
 (Stated in US Dollars)

Note 3 – Related Party Transactions

At March 31, 2009, amounts due to related parties amounted to $809,179.  Related parties of the Company include entities under common management and Officers and Directors of the Company.

Gamecorp Ltd. (formerly Eiger Technology, Inc.) a related party (due to common officers with the Company) agreed to provide up to $600,000 funding for the development of the Company’s business. The Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.  During the twelve month period ended March 31, 2009, Newlook Industries Corp., a related party (due to common officers with the Company) agreed to further fund the development of the Company’s business and assumed the outstanding related party liability to Gamecorp Ltd. as settlement of amounts owed to Newlook from Gamecorp Ltd. During the twelve month period ended March 31, 2009, the Company incurred $38,829 in interest expense.

The Company was obligated to pay $6,000 per month through December 2008 for financial and administrative services to Wireless Age Communications Inc. (“Wireless Age”).

At March 31, 2009 and 2008, the amounts due to related parties were:

	2009	2008
Newlook Industries Corp.	$565,503	$-
Gamecorp Ltd.		400,253
Wireless Age Communications, Inc.	35,830	18,741
Directors and/or Officers of the Company	207,846	-
	$809,179	$418,994

Note 4 – Deposits

The Company has entered into strategic partnerships for the distribution of PLM products across the North American market place.  Deposits have been made by certain distribution partners for future purchase of PLM products. Deposits held by the Company totaled $121,367 at March 31, 2009 and $221,131 at March 31, 2008.

Note 5 – Investments

Pursuant to an agreement entered into on February 13, 2007, the Company issued 20,000,000 shares of its common stock valued at $100,000 to acquire a 30% interest in PPRAS, a newly formed private entity based in Norway. PPRAS holds the intellectual property rights for PLM pigments and production of foil used in the manufacturing of photo luminous materials (“PLM”).

The Company had significant influence over the business affairs of PPRAS and accordingly accounted for the investment using the equity method.

Pursuant to management’s initiatives and strategic partnerships, the Company began to procure photo luminescent signs and safety way guidance systems at a lower cost and more efficient route to market. Management determined the carrying value of its investment in PPRAS as at March 31, 2008, was impaired and the related amount was written off.

Note 6 – Licensing and Manufacturing Rights

Pursuant to an agreement entered into on February 6, 2007, the Company acquired the USA licensing, North American manufacturing and Canadian non-government distribution rights of PLM from a related party known as Lumonall Canada Inc. Lumonall Canada is considered a related party by virtue of certain common officers and directors.

F9

LUMONALL, INC.
Notes To The Financial Statements
March 31, 2009 and 2008
 (Stated in US Dollars)

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

Under the terms of the acquisition the Company agreed to pay the following royalties to Prolink North America:

1.	A sign royalty of approximately $1.73 (CAD$2.00) per sign, capped at approximately $866,101 (CAD$1,000,000),
2.	Non-sign 1% royalty on net sales from all other photo luminous products,

The Company also became obligated to provide a secured non-interest bearing demand loan to Prolink North America Inc. to pay certain historic amounts owed by Prolink North America Inc to Prolink International AS. Through March 31, 2008, the Company had advanced $166,103 under this requirement.  During fiscal 2008, the Company’s plan to restructure Prolink North America Inc. was abandoned and the amount advanced was determined to be uncollectable.

The Company agreed to pay the following further royalty to Lumonall Canada Inc:

1.	A further royalty of $500,000 from future profits, payable as 15% of earnings before interest taxes depreciation and amortization (“EBITDA”) quarterly in arrears.

The Company subsequently agreed to issue shares of its common stock to settle royalties owed to Lumonall Canada Inc. (Note 7)

Pursuant to managements initiatives and strategic partnerships, the Company began to procure photo luminescent signs and safety way guidance systems at a lower cost and more efficient route to market. Management determined the carrying value of its licensing and manufacturing rights as at March 31, 2008, was impaired and the related amount was written down from $100,000 to $nil.

Note 7 – Unissued Share Liability.

During the twelve months ended March 31, 2008, the Company agreed to issue 9,400,000 common shares valued at $136,858 in full repayment of future royalties owed to Lumonall Canada Inc. In addition, the stock issued was in repayment of a note payable of $50,000 which was in default and for payment of an intercompany liability of $86,860 owed by Lumonall Inc., to Lumonall Canada Inc.  Lumonall Canada Inc. is a related party by virtue of common directors and officers. As of March 31, 2008, the shares had not yet been issued and the Company has recorded a $136,858 un-issued share liability representing the fair value of the un-issued shares.

During the twelve months ended March 31, 2008, the Company agreed to issue 1,000,000 shares of its common stock in relation to the termination of a consulting agreement. As of March 31, 2008, 250,000 shares had not been issued and the Company recorded a $12,500 un-issued share liability representing the fair value of the un-issued shares.

As at March 31, 2009 all shares have been issued.

Note 8 – Shareholders’ Equity

Preferred stock

No shares of the Company's preferred stock have been issued as of March 31, 2009.  Dividends, voting rights and other terms, rights and preferences have not been designated. The Company's board of directors may establish these provisions at a date in the future.

F10

LUMONALL, INC.
Notes To The Financial Statements
March 31, 2009 and 2008
 (Stated in US Dollars)

Common stock

The Company has the authority to issue 200,000,000 shares of common stock, par value $.001 per share. The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders.  Each share of common stock carries one vote at such meetings.

As of March 31, 2009, there were 126,659,671 shares of common stock issued and outstanding.

During fiscal 2009, the Company issued 12,043,746 shares of its common stock

•	1,243,746 common shares valued at $34,375 for consulting services.
•	1,400,000 common shares valued at $70,000 pursuant to a private placement.
•	9,400,000 common shares valued at $136,858 pursuant to a settlement with related parties.

In addition, in fiscal 2009, 10,000,000 common stock units were subscribed for, valued at $300,000.  Each common stock unit consisted of one common share and one purchase warrant exercisable at $0.05 for a duration of six months. Of the 10,000,000 common share units available, 5,000,000 common shares units subscribed, valued at $150,000, where for payment of previously provided related party services.  500,000 common share units subscribed, valued at $15,000 were for accounts payable of previous consulting services provided.

The following is a summary of warrant activity for fiscal 2009.

Number of Shares to Purchase under Warrants

Balance March 31, 2007	-
Issued	12,300,000
Expired	-
Balance, March 31, 2008	12,300,000
Issued	10,000,000
Expired	(14,300,000)
Balance, March 31, 2009	8,000,000

Warrants outstanding at March 31, 2009 consist of the following:

Issue Date	Expiration Date	Exercise Price	Number of Shares

April 13, 2007	April 13, 2009	$0.05	8,000,000

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $400,000. A maximum of 8,000,000 common shares would be issued.

F11

LUMONALL, INC.
Notes To The Financial Statements
March 31, 2009 and 2008
 (Stated in US Dollars)

Note 9 – Income Taxes

The temporary differences between financial reporting and income tax purposes are primarily net operating loss carry forwards for income tax purposes.

	2009	2008
Deferred tax assets (liabilities)
Net operating loss carry forwards	$3,398,817	$2,704,847
Valuation allowance	(3,398,817)	(2,704,847)
Net deferred tax assets (liability)	$-	$-

Note 10– Segment Data, Geographic Information and Significant Customers:

Lumonall products are currently sold through distribution agreements covering most regions of North America. Distributors include Willis Group of Companies in Canada, Designer Building Solutions, Butler-Johnson Corporation and Hallmark Building Supplies in the United States. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete financial information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.

For the twelve months ended March 31, 2009, Willis Group of Companies and Hallmark Building Supplies  accounted for approximately 66% and 27% of sales, respectively. For the twelve months ended March 31, 2008, Willis Group of Companies and Designer Building Solutions  accounted for approximately 75%, and 13% of sales, respectively.

F12

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Our current directors are John G. Simmonds, Frank Høyen, Geir Drangsholt, Bjørn Pedersen and Carrie Weiler. Their terms expire upon the election and qualification of their successors.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position

John G. Simmonds	58	Chairman of the Board
Frank Høyen	53	Director
Geir Drangsholt	48	Director
Bjørn Pedersen	45	Director
Carrie J. Weiler	50	Director

Biographical Information Regarding Directors

John G. Simmonds, President, Chief Executive Officer and Chairman of the Board. Mr. Simmonds has upwards of 40 years of experience in various industries, with a particular focus in the gaming and communications industries. He has served as Chairman of the Board of our Company since September 2004 and served as Chief Executive Officer from September 2004 until April 2008 at which time he resigned as CEO, he was appointed interim CEO of our Company in March 2009.  He has also served as Chief Executive Officer and Chairman of the Board of Wireless Age Communications, Inc., a public reporting company, since February 2007. He had previously served as Chief Executive Officer of Wireless Age Communications, Inc. from March 2003 until August 31, 2005, at which time he resigned his position as Chief Executive Officer, and also previously served as Chairman of the Board and as a director of that company from March 2003 until April 2006, at which time he resigned as Chairman of the Board and as a director. In addition, Mr. Simmonds was appointed Chief Executive Officer of InterAmerican Gaming Inc., a public reporting company, in June 2006. He also serves as a director of that company. From June 2005 through February 2006, Mr. Simmonds was a director of Minacs Worldwide, a TSX-listed company. Mr. Simmonds was appointed as a director of Gamecorp Ltd., f/k/a Eiger Technology, Inc. (CNQ:GAME, OTCBB:ETIFF), in September 2005. He continues to serve as Chairman of the Board and as a director of Gamecorp Ltd. and was appointed Chief Executive Officer of that company in April 2007.  Mr. Simmonds served as the Chief Executive Officer, of Gate To Wire Solutions, Inc. (formerly known as TrackPower, Inc.)(OTCBB: GWIR) from 1998 to May 2004. Mr. Simmonds also served as Chairman and director of Gate To Wire from 1998 to November 2006. In February 2007 Mr. Simmonds was reappointed CEO and Chairman of the Board of Gate To Wire. Gate To Wire is a corporation whose current business plan and activities are designed around the equine racing and wagering industries. Mr. Simmonds was appointed as Chief Executive Officer and President of Newlook Industries Corp. (NLI:TXSV) in September 2005, but resigned those positions in February 2007. Mr. Simmonds was re-appointed as Chairman and Chief Executive Officer of Newlook Industries Corp. in July 2007. Mr. Simmonds also served as Chief Executive Officer, Chairman and as a director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. from March 2002 until June 2004.

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

Geir Drangsholt, Director.  Geir Drangsholt has been Managing Director and Senior Engineer of TekØk AS, a private fire consultant company, since 2000. Mr. Drangsholt is a fire consultant working in the design of safety way guidance systems in a number of projects (hospitals, schools, hangers, stores, nursing home, sports centre, etc) and has evaluated fire conditions in a large number of buildings for the Norwegian Defense including calculations with respect to evacuation of the buildings and establishing fire drawings and escape plans. Prior to this Mr. Drangsholt worked as a research scientist specializing in the development of high-strength concrete for the off-shore industry, the development of simulated explosion methods and investigating the effect of new extinguishing systems based on water mist. Mr. Drangsholt has also managed large scientific programs during his work career. Mr. Drangsholt is an engineer and has served on many committees including a delegate for Standard Norway of the international committee for work in ISO 16069 for safety way guidance systems and head of the working committee for writing new safety way guidance systems standards. Mr. Drangsholt graduated with a Masters of Science - Civil Engineering from NTNU - Norwegian University of Science and Technology in Trondheim in 1984. He worked from 1984 to 1990 as a research scientist at SINTEF FCB - Cement and Concrete Research Institute and continued afterwards at SINTEF NBL - Norwegian Fire Research Laboratory from 1990 to 1997. In accordance to this he gave lectures in fire and explosion technology at the university. From 1997 to 2000 Mr. Drangsholt worked as a fire consultant in ICG - Interconsult Group ASA. Mr. Drangsholt also completed additional education based on three subjects (Ph.D - subjects) within reinforced concrete and steel construction and two subjects (Ph.D - subjects) within fire and explosion technology.

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

Carrie J. Weiler, Corporate Secretary and Director. Ms. Weiler was appointed Corporate Secretary on October 15, 2004. Ms. Weiler provides professional public company corporate secretarial services to various entities. Ms. Weiler is a member of the Canadian Society of Corporate Secretaries. Ms. Weiler was appointed Corporate Secretary of InterAmerican Gaming Inc. in September 2006. She has served as Corporate Secretary of Gate To Wire Solutions, Inc. since 1998. On May 25, 2003 Ms. Weiler was appointed Corporate Secretary of Wireless Age Communications, Inc. and continues to serve in such capacity. Ms. Weiler served as Corporate Secretary and Director of Newlook Industries Corp. (TSX: NLI) and Gamecorp Ltd. (CNQ: GGG, OTCBB: GAIMF, formerly Eiger Technology, Inc) since July 2007.

Board and Committee Meetings

Information concerning the two Committees maintained by the Board of Directors is set forth below.

The Board held 7 meetings during the 2009 fiscal year.

The audit and compensation committees are the standing committees of our Board. The fiscal year 2010 and 2009 committees are comprised as follows:

2010 Audit Committee	2010 Compensation Committee
Frank Høyen, Director (Chair)	Frank Høyen, Director
Geir Drangsholt	Bjørn Pedersen
Bjørn Pedersen	Geir Drangsholt
John G. Simmonds

The current committees are comprised as follows:

2009 Audit Committee	2009 Compensation Committee
Frank Høyen, Director (Chair)	Frank Høyen, Director
Geir Drangsholt	Bjørn Pedersen
Bjørn Pedersen	Geir Drangsholt
John G. Simmonds

Our audit committee (the “Audit Committee”) held 4 meetings during fiscal 2009. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

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

Our compensation committee of the Board (the “Compensation Committee”) held nil meetings during the 2009 fiscal year. The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

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

Shareholder Communications

Our Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to our Secretary at our principal offices as set forth on the cover page to this Annual Report on Form 10-K. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder director-specific” communication.”  All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

The Audit Committee assists the Board in fulfilling its responsibility for oversight of our internal control, accounting, auditing and financial reporting practices. Specific responsibilities of the Audit Committee include:

•	reviewing and discussing the audited financial statements with management;
•	discussing with the Company’s independent auditors information relating to the auditors’ judgments about the quality of the Company’s accounting policies and financial reporting practices;

•	recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-K; and
•	overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors’ services and activities.

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

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended March 31, 2009, as audited by Rotenberg & Co. LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Rotenberg & Co. the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Rotenberg & Co. required by the Independence Standards Board Standard No. 1 and has discussed with Rotenberg & Co. its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended March 31, 2009 be included in the Company’s Annual Report on Form 10-K, for filing with the Securities and Exchange Commission.

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

AUDIT COMMITTEE

Frank Høyen, Director (Chair)
Geir Drangsholt
Bjørn Pedersen

Executive Officers

The following table presents information with respect to our executive officers, as of June 22, 2008.

Name	Age	Position

John G. Simmonds	58	Director, CEO and President
Gary Hokkanen	53	Chief Financial Officer
Carrie Weiler	50	Director and Corporate Secretary

John G. Simmonds, Director, CEO and President

See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

Gary N. Hokkanen, Chief Financial Officer

Gary Hokkanen has served as CFO of Lumonall since October 2004. Mr. Hokkanen is an executive level financial manager with over 10 years experience in public company financial management. Mr. Hokkanen holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant) and a member of the Society of Management Accountants, Ontario. From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a private Toronto-based financial management consulting firm. Mr. Hokkanen has served as CFO of Wireless Age Communications, Inc. since May 29, 2003.  Mr. Hokkanen served as CFO of Simmonds Capital Limited from July 1998 to January 2001. Since July 1, 2007, Mr. Hokkanen has served as CFO of Newlook Industries Corp., an entity listed on the TSX Venture Exchange, Gamecorp Ltd., an entity listed on the CNSX, and InterAmerican Gaming, Inc. an entity listed on the Over-the-Counter-Bulletin-Board. On June 1, 2007 Mr. Hokkanen was appointed CFO of Gate To Wire Solutions, Inc. an entity listed on the Over-the-Counter-Bulletin-Board. Mr. Hokkanen previously served as CFO of Gate To Wire. from October 2004 to July 2006.

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

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between April 1, 2008 and March 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

Code of Ethics

The Board of Directors adopted a Code of Ethics in fiscal 2005, which applies to our executive officers, as well as the executive officers of our subsidiaries.

You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 3565 King Road, Suite 102, King City, Ontario, Canada, L7B 1A3, who shall provide copies without charge to any person.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the three most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual		Long-Term Compensation
		Compensation		Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
John G. Simmonds Chief	2009	$63,000	0	0	0	0	0	0	0	$63,000
Executive Officer and	2008	$180,000	0	0	0	0	0	0	0	$180,000
(1)(3)	2007	0	0	0	0	0	0	0	0	0

Gary N. Hokkanen	2009	$43,749	0	0	0	0	0	0	0	$43,749
Chief Financial Officer	2008	$31,578	0	0	0	0	0	0	0	$31,578
(2)(4)	2007	0	0	0	0	0	0	0	0	0

Mike Hetherman (5)	2009	$216,899	0	0	0	0	0	0	0	$216,899

(1)	Mr. Simmonds joined our Company in August 2004.

(2)	Mr. Hokkanen joined us in October 2004 and resigned on July 12, 2006.

(3)
Mr. Simmonds’ compensation has been pursuant to the terms of a Management Services Agreement between Simmonds Mercantile and Management Inc. (“SMMI”) and the Company. Management fees payable for his executive management services and others under the Management Services Agreement total $15,000 per month for fiscal 2008. Mr. Simmonds provides services to entities other than us, and Mr. Simmonds currently devotes, or may devote in the future, some portion of their working time to the management of other entities. During fiscal 2009 Mr. Simmonds was compensated $5,250 per month for consulting services.  On April 1, 2008, Mr. John G. Simmonds resigned as CEO of Lumonall, Inc. and Mr. Michael Hetherman succeeded him as CEO. On March 12, 2009, Mr. Michael Hetherman resigned as Chief Executive Officer and as a member of the Board of Directors. At a meeting of the Board of Directors on March 16, 2009, the Board accepted the resignations of Mr. Michael Hetherman and appointed Mr. John G. Simmonds, Chairman of the Board of Directors and former CEO as interim CEO.

(4)
The SMMI Management Services Agreement, as originally struck, included the executive management services of Mr. Hokkanen up to and including September 30, 2005. On October 1, 2005 the services of Mr. Hokkanen became part of a Management Services Agreement with Wireless Age Communications, Inc. (“Wireless Age”) pursuant to which the Company was obligated to pay Wireless Age $20,000 per month. On December 31, 2005, Wireless Age and the Company agreed to terminate the Wireless Age Management Services Agreement. Subsequent to December 31, 2005, Wireless Age was to be paid CAD$250 per hour for the services of Mr. Hokkanen. During fiscal 2007 Mr. Hokkanen was not compensated for his services by the Company. During fiscal 2008 and 2009, Mr Hokkanen was compensated $31,578 and $43,749, respectively.

(5)
Mr. Hetherman joined the Company in May 2007 as President and Chief Operating Officer.  On April 1, 2008, Mr. John G. Simmonds resigned as CEO of Lumonall, Inc. and Mr. Michael Hetherman succeeded him as CEO.  Mr. Hetherman’s compensation was pursuant to the terms of a management service agreement between Katemy Holdings Inc. and the Company. Management fees payable for his executive management services total $18,500 per month for fiscal 2009.  On March 12, 2009, Mr. Hetherman resigned as Chief Executive Officer and as a member of the Board of Directors.

Option Grants in 2008 Fiscal Year

We made no option grants in 2009.  We have no outstanding options held by any member of our management.

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

Compensation Committee Report on Executive Compensation

During fiscal year 2009 the Compensation Committee consists of three non-employee directors, Frank Høyen, Geir Drangsholt, Bjørn Pedersen,  and one employee director John G. Simmonds.  The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

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

Compensation Committee
Frank Høyen
Geir Drangsholt
Bjørn Pedersen
John G. Simmonds

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In fiscal 2009, we had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 22, 2009 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares	Options/Warrants (1)	Total (1)	Percent (1)

Prolink Holdings AS (4)	20,000,000	0	20,000,000	14.6%
John Simmonds	4,695,000	0	4,695,000	3.4%
Mike Hetherman (2)	5,120,000	8,000,000	13,120,000	3.7%
Gary Hokkanen	1,780,000	0	1,780,000	1.3%
Carrie Weiler	1,280,000	0	1,280,000	*
Bjørn Pedersen	300,000	0	300,000	*
Frank Høyen	300,000	0	300,000	*
Draco Investering (5)	3,400,000	0	3,400,000	2.4%

All executive officers and directors as a group (7 persons) (3)	16,875,500	8,000,000	24,875,000	12.3%

(1)
Includes Warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 136,659,671 shares issued and outstanding as June 22, 2008, (excluding any shares issuable under options or warrants,).

(2)	Mr. Heatherman beneficially owns such shares through Katemy Holdings Inc., a corporation controlled by him.
(3)	Officers and Directors as a group include John Simmonds, Mike Heatherman, Frank Hoyen, Bjorn Pedersen, Gier Drandsholt, Gary Hokkanen, Carrie Weiler.
(4)	10,000,000 common shares are subject to a private sale transaction that includes officers and/or directors of the Company.
(5)	A Company controlled by Geir Drangsholt.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2008, the Company agreed to issue up to 9,400,000 shares of our common stock to shareholders of Lumonall Canada to settle liabilities and a defaulted note payable owed by the Company to Lumonall Canada and full and complete settlement of future royalties that would accrue.  In fiscal 2009 all shares were issued.

During fiscal 2009, related parties subscribed for 5,000,000 common share units valued at $150,000, as payment for services previously provided.

We also accrue CAD$6,000 per month for finance, accounting, corporate administration including overheads to Wireless Age Communications, Inc. an entity which has certain common officers and directors.

At March 31, 2009, amounts due to related parties amounted to $809,179.  Related parties of the Company include entities under common management and Officers and Directors of the Company.

Gamecorp Ltd. (formerly Eiger Technology, Inc.) a related party (due to common officers with the Company) agreed to provide up to $600,000 funding for the development of the Company’s business. The Company is obligated to pay a 5% commitment fee of the maximum amount funded plus interest at Prime + 3% per annum.  During the twelve month period ended March 31, 2009, Newlook Industries Corp., a related party (due to common officers with the Company) agreed to further fund the development of the Company’s business and assumed the outstanding related party liability to Gamecorp Ltd. as settlement of amounts owed to Newlook from Gamecorp Ltd. During the twelve month period ended March 31, 2009, the Company incurred $38,829 in interest expense.

At March 31, 2009, the amounts due to related parties were:

Newlook Industries Corp.	$565,503
Wireless Age Communications, Inc.	35,830
Directors and/or Officers of the Company	207,846
$809,179

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

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2008 and 2009:

Year	Audit Fees	Audit Related (Note 1)	Tax	Financial Information Systems Design and Implementation Fees	Other Fees	Total

2008	$ 9,000	$7,500	$ Nil	$ Nil	$ Nil	$16,500
2009	$ 9,750	$9,600	$ Nil	$ Nil	$ Nil	$19,350

Note 1: Includes the review of quarterly Form 10Q.

ITEM IV

ITEM 15. EXHIBITS

Exhibit No.	Description	Form/Period/Dated	Filed

2.1	Articles and Certificate of Merger (with attached Merger Agreement) merging Azonic Engineering, Inc. (CO Corp) into Azonic Corporation	Form 10-SB	December 1, 1999

3.1	Articles of Incorporation of Grand Canyon Ventures Two, Incorporated (CO Corp.)	Form 10-SB	December 1, 1999
3.2	Amendment to Articles of Incorporation of Grand Canyon Ventures Two, Incorporated changing name to Azonic Engineering, Incorporated (CO Corp)	Form 10-SB	December 1, 1999
3.3	Certificate of Incorporation of Azonic Corporation (NV Corp.)	Form 10-SB	December 1, 1999
3.4	Bylaws of Azonic Corporation	Form 10-SB	December 1, 1999

4.1	Specimen Common Stock Certificate	Form 10-SB	December 1, 1999
	1998 Compensatory Stock Option Plan	Form 10-SB	December 1, 1999
10.2	1998 Employee Stock Compensation Plan	Form 10-SB	December 1, 1999
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 302
32.2	Certification of Chief Financial Officer & Chief Financial Officer Pursuant to Section 906

(b)           Reports on Form 8-K.

On March 19, 2009 the Company filed form 8-K describing the resignation of Michael Hetherman as CEO and Director, and the appointment of John Simmonds as interim CEO.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  June 29, 2009

LUMONALL, INC.
By:	/s/ John G. Simmonds
John G. Simmonds, Chief Executive Officer
By:	/s/ Gary N. Hokkanen
Gary N. Hokkanen, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G. Simmonds		June 29, 2009
John G. Simmonds	Chairman
/s/ Frank Høyen		June 29, 2009
Frank Høyen	Director
/s/Bjørn Pederson		June 29, 2009
Bjørn Pederson	Director
/s/ Geir Drangsholt		June 29, 2009
Geir Drangsholdt	Director
/s/ Carrie J. Weiler		June 29, 2009
Carrie J. Weiler	Director