Form 10-Q
period 2009-06-30
Lumonall Inc.
filed 2009-08-12
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2009
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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ] No [  ]

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

The number of shares of common stock outstanding as of August 11, 2009: 136,659,671

Lumonall, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

LUMONALL, INC.
CONDENSED BALANCE SHEETS
 (Stated in US dollars)

	June 30, 2009 (UNAUDITED)	March 31, 2009
ASSETS
Current assets
Cash	$-	$201
Accounts receivable, net	5,152	4,868
Prepaid expenses	-	938
Inventory	122,602	123,441
Total current assets	127,754	129,448

Total assets	$127,754	$129,448

LIABILITIES

Current liabilities
Bank overdraft	$3,213	$-
Accounts payable and accrued liabilities	386,414	377,863
Due to related parties (Note 3)	965,811	809,179
Deposits (Note 4)	121,367	121,367
Total current liabilities	$1,476,805	$1,308,409

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 136,659,671 shares issued and outstanding (March 31, 2009: 126,659,671)	136,660	126,660
Common stock units subscribed (Note 5 )	-	300,000
Additional paid-in capital	3,242,419	2,952,419
Accumulated deficit	(4,728,130)	(4,558,040)
Total stockholders’ deficiency	(1,349,051)	(1,178,961)

Total liabilities and stockholders’ deficiency	$127,754	$129,448

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2009	2008

Revenues	$3,970	$76,208

Cost of sales	2,170	60,420
Gross profit	1,800	15,788

Operating expenses:
Management fees	53,117	95,288
Office and general	41,364	67,233
Professional and consulting	11,449	99,797
Total operating expenses	$105,930	$262,318

Net loss before other expenses and income taxes	(104,130)	(246,530)

Other expenses
Interest expense	8,165	12,804
Foreign exchange loss	57,795	1,086
Total other expenses	$65,960	$13,890

Net loss before income taxes	(170,090)	(260,420)

Provision for income taxes	-	-

Net loss	(170,090)	(260,420)

Weighted average number of common shares outstanding – Basic and diluted	134,993,004	122,472,491
Loss per share of common stock - Basic and diluted	$(0.001)	$(0.002)

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
CONDENSED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIENCY
MARCH 31, 2009 TO JUNE 30, 2009
(UNAUDITED)

	Common Stock
	Shares	Par Value Amount	Additional Paid – In Capital	Common Stock Subscribed	Accumulated (Deficit)	Total

Balance, March 31, 2009	126,659,671	$126,660	$2,952,419	$300,000	$(4,558,040)	$(1,178,961)

Issuance of common stock pursuant to private placement	10,000,000	10,000	290,000	(300,000)	-	-

Net loss for period ended June 30, 2009	-	-	-	-	(170,090)	(170,090)

Balance, June 30, 2009	136,659,671	$136,660	$3,242,419	$-	$(4,728,130)	$(1,349,051)

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
	2009	2008

Net cash used in operations
Net loss	$(170,090)	$(260,420)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(284)	(30,457)
Accounts payable and accrued liabilities	8,551	26,083
Inventory	839	-
Prepaid expenses	938	-
Deposits	-	(11,438)
Net cash used in operating activities	(160,046)	(276,232)
Cash flows provided by financing activities:
Proceeds from the Issuance of common stock	-	70,000
Proceeds from related parties	156,632	197,261
Bank overdraft	3,213	-
Net cash provided by financing activities:	159,845	267,261

Increase (decrease) in cash	(201)	(8,971)
Cash, beginning of period	201	9,335
Cash, end of period	$-	$364

Non cash financing activities:

During the three month period ended June 30, 2009, the Company:

1.	Issued 10,000,000 common shares valued at $300,000 pursuant to common stock units subscribed during the fiscal period ended March 31, 2009.

During the three month period ended June 30, 2008, the Company:

1.	Issued 313,131 common shares valued at $15,625 for consulting services.
2.	Issued 9,100,000 common shares valued at $132,490 pursuant to a settlement with a related party.

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Going concern basis of presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $1,349,051 and an accumulated deficit of $4,728,130 at June 30, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

For the three month period ended June 30, 2009, the Company’s operations were substantially funded by related parties.  In order to ensure the success of the business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The Company heavily relies upon loans from related parties, specifically Newlook Industries Corp. (“Newlook”), to further provide capital contributions. As at June 30, 2009 the Company was indebted to Newlook in the amount of $644,741.

Newlook is an investment and merchant banking enterprise focused on the development of its technology investments. Newlook’s investments have suffered due to unforeseen events and the global financial crisis. Newlook may not be able to provide additional capital over the next year to the Company in order to satisfy existing liabilities and make further capital contributions. Failure to obtain such capital could adversely impact the Company’s operations

The accompanying condensed unaudited financial statements of Lumonall, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

Subsequent events were evaluated through August 12, 2009, the date the financial statements were issued.

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

Lumonall is committed to being at the forefront of the development and distribution of applied photo luminescent technologies. Through a network of industrial designers, manufacturing experts and sales professionals, Lumonall brings to market products that leverage the inherent characteristics of photoluminescence to enhance safety, reduce energy consumption and improve the environment.

LUMONALL, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

Concurrent with these efforts, the Company is engaged in the development of applications of photo luminescent technology for other markets including transportation industries, residential safety and decorative uses.

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

Review of Operations

In light of general economic conditions and the Company’s current financial performance and financial position the Company is performing a complete analysis of the business including reviewing and reconsidering channels to market; sharing of gross margin with distributors and various other business processes. Management plans to take steps to restructure the manner in which the Company operates.

Distributors

In 2007, we signed a number of distributors to take this PLM product to market. Those partners cover a majority of North America; now include the Willis Group of Companies in Canada, and Designer Building Solutions, Butler-Johnson Corporation, Hallmark Building Supplies and Parksite, Inc. in the United States.

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

LUMONALL, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

Employees

As of the date of this report, we have 3 employees, including our current officers, and independent contractors. Our operations are non-union and there hasn’t been any history of labor strikes or unrest at any of our facilities. We believe that our relationship with our employees is satisfactory and management is confident that there is ample available labour force in the geographic areas where are facilities are, and will be located to support expected expansion over the next 12 months.

Risk Factors

While there are relatively few competitors to date, ours is a highly competitive industry, based on maintaining standards and keeping ahead of government regulations and initiatives. Our failure to compete effectively could adversely affect our market share and results in operations.

There is also a significant learning curve and a certain level of acceptance of PLM Exit Signs, not only at all levels of government, but there is also a shift in thinking for our customers to accept them in place of traditional, electrically-powered signs. The status quo is difficult to change and the adoption for our product may be slow.

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

LUMONALL, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

Income taxes

The Company provides for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes”. Under the asset and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, a valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

LUMONALL, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 will be effective in the second quarter of fiscal 2010. We do not expect the adoption of FAS 165 to have a material effect on our financial position, cash flows, or results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the impact of SFAS No. 168 to have a material effect on its consolidated financial statements.

Reclassification of Prior Year Statement of Operations

For the three months ended June 30, 2008, the Company has reclassified foreign exchange loss from selling and administrative costs to other expenses, to facilitate a year over year comparison with three month period ended June 30, 2009.

Note 3 – Related Party Transactions

At June 30, 2009, amounts due to related parties amounted to $965,811.  Related parties of the Company include entities under common management and Officers and Directors of the Company.

Newlook Industries Corp., a related party (due to common officers with the Company) agreed to fund the development of the Company’s business at an interest rate of Prime + 3% per annum and general security over all the Company’s assets in event of default. During the three month period ended June 30, 2009, amounts owed to Newlook increased $79,238, a result of $22,652 of cash advances, $8,165 of accrued interest and $48,421 relating to a foreign exchange loss. Amounts received from Newlook are recorded in Canadian Dollars and for the three month period ended June 30, 2009, the Canadian dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

The Company was obligated to pay $6,000 per month through June 2009 for financial and administrative services to Wireless Age Communications Inc. (“Wireless Age”).

LUMONALL, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

At June 30, 2009 and March 31, 2009, the amounts due to related parties were:

	June 30, 2009	March 31, 2009
Newlook Industries Corp.	$644,741	$565,503
Wireless Age Communications, Inc.	51,147	35,830
Directors and/or Officers of the Company *	269,923	207,846
	$965,811	$809,179

* Including a former director and officer.

Note 4 – Deposits

The Company has entered into strategic partnerships for the distribution of PLM products across the North American market place.  Deposits have been made by certain distribution partners for future purchase of PLM products. Deposits held by the Company totalled $121,367 at June 30, 2009 and March 31, 2009.

Note 5 –Common stock Units Subscribed.

In fiscal 2009, 10,000,000 common stock units were subscribed for, valued at $300,000.  Each common stock unit consisted of one common share and one purchase warrant exercisable at $0.05 for a duration of six months.  As at June 30, 2009 all common stock units were issued.

Note 6– Segment Data, Geographic Information and Significant Customers:

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

For the three months ended June 30, 2009 and 2008, Willis Group of Companies and Hallmark Building Supplies accounted for approximately 100% and 70% of sales, respectively.

Item 2.  Managements Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto included herein.  In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.  We disclaim any obligation to update forward looking statements.

Overview

Our present business strategy and direction is to distribute of photoluminescent (PLM) emergency egress systems.

Lumonall is committed to the development and distribution of applied photoluminescent technologies. Through a network of industrial designers, manufacturing and sales professionals, Lumonall brings to market products that leverage the inherent characteristics of photoluminescence to enhance safety, reduce energy consumption and improve the environment.

Improving emergency egress is currently the focus of the company's efforts, providing systems that prevent injuries by providing critical illumination along exit pathways. These efforts are timed to coincide with changes to building codes in various markets that address the need for improved emergency egress. The systems Lumonall develops not only meet the standards established in these codes, but offer additional options that further promote safe egress.

Concurrent with these efforts, the Company is engaged in the development of applications of photoluminescent technology for other markets including transportation industries, residential safety and decorative uses.

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008

We generated $3,970 in revenues from the sale of PLM product in the three-month period ended June 30, 2009, compared to revenues of $76,208 in the same three month period for 2008.  Gross profit on sales during the three month period was $1,800 in comparison to $15,788 in the prior year.  Year over year for the three months ended June 30, 2009 revenues declined $72,238.  The reduction in sales is a result of the Company  performing a complete analysis of the business including reviewing and reconsidering our channels to market.

We incurred management fees of $53,117 in the three-month period ended June 30, 2009, compared to $95,288 in the same period ended June 30, 2008. Management fees, during the three month period ended June 30, 2009 accrued and/or paid consisted of $15,750 to John Simmonds, CEO, $11,025 to Carrie Weiler, Corporate Secretary, and $11,025 to Gary Hokkanen, CFO. In addition, $15,317 was paid to Wireless Age Communications, Inc. a related party due to certain common officers, directors and ownership, for the services of managerial level accounting and finance personnel.  Year over year management fees decreased $42,171 primarily a result in a change in management.  Management fees during the three-month period ended June 30, 2008 were for the services of Mike Hetherman, CEO; Carrie Weiler, our Corporate Secretary; Gary Hokkanen, our CFO; and a related party due to certain common officers, directors and ownership for the service of managerial level accounting and finance personnel.

We incurred office and general expenses of $41,364 in the three-month period ended June 30, 2009, compared to $67,233 in the same period ended June 30, 2008, a decrease of $25,869.  During the three month period ended June 30, 2008 the new PLM business plan was initiated and required significantly more resources during the Company’s current state of evolution. In addition, during the three month period ended June 30, 2009 the Company has focused on strict cost control measures to address the global financial crisis.  Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.  During the three month period ended June 30, 2009, wages and consulting costs accounted for $30,889, and general office and miscellaneous expenses $10,475. The costs are primarily related to management’s strategy to improve awareness of PLM Exit Signs and Safety Way Guidance Systems in order to develop and exploit the North American market place. We expect operating costs to increase as we pursue new business.

We also incurred professional and consulting fees of $11,449 in the three-month period ended June 30, 2009, compared to $99,797 in the same period ended June 30, 2008 a decrease of $88,348.  Higher costs during fiscal 2009 are a result of the Company’s initial development of the Company’s business and strategy.

We incurred interest expense of $8,165 during the period ended June 30, 2009, compared to $12,804 during the three month period ended June 30, 2008 arising from related party liabilities.

We recorded a foreign currency loss of $57,795 for the three month period ended June 30, 2009 in comparison to a loss of $1,086 for the comparative period ended June 30, 2008.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the three month period ended June 30, 2009, the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

As a result, we incurred a net loss of ($170,090) during the three month period ended June 30, 2009, (approximately $0.001 per share) compared to a net loss of ($260,420) in the same period ended June 30, 2008 (approximately $0.002 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets decreased from $129,448 at March 31, 2009 to $127,754 at June 30, 2009.

Our total liabilities increased from $1,308,409 at March 31, 2009 to $1,476,805 at June 30, 2009, an increase of $168,396.  Accounts payable increased to $386,414 from $377,863, an increase of $8,551, amounts of which are primarily due to costs incurred for professional and consulting services. At June 30, 2009, due to related parties balance increased from $809,171 at March 31, 2009 to $965,811 at June 30, 2009. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Distributor deposits for the future purchase of photo luminescent products remained unchanged at $121,367.  At June 30, 2009 bank indebtedness was $3,213 compared to $Nil at March 31, 2009.

The stockholders’ deficiency increased from ($1,178,961) at March 31, 2009 to ($1,349,051) at June 30, 2009.  The increase is attributable to our loss of $170,090 for the three months ended June 30, 2009.

At June 30, 2009, we had a working capital deficit of $ 1,349,051.  We had cash balances of $Nil at June 30, 2009 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable of $386,414 we also owe related parties $965,811 without specific repayment terms and $121,367 in distributor deposits. Our only source for capital could be loans or private placements of common stock.

During the three months ended June 30, 2009 we; 1) used $160,046 in cash in operating activities arising primarily from operating losses, 2) generated $159,845 in cash from financing activities. Financing activities included $156,632 funded from related parties.

For the three month period ended June 30, 2009, the Company’s operations were substantially funded by related parties.  In order to ensure the success of the business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The Company heavily relies upon loans from related parties, specifically Newlook, to further provide capital contributions. As at June 30, 2009 the Company was indebted to Newlook in the amount of $644,741. During the three month period ended June 30, 2009, amounts owed to Newlook increased $79,238, a result of $22,652 of cash advances, $8,165 of accrued interest and $48,421 relating to a foreign exchange loss. Amounts received from Newlook are recorded in Canadian Dollars and for the three month period ended June 30, 2009, the Canadian dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

Newlook is an investment and merchant banking enterprise focused on the development of its technology investments. Newlook’s investments have suffered due to unforeseen events and the global financial crisis. Newlook may not be able to provide additional capital over the next year to the Company in order to satisfy existing liabilities and make further capital contributions. Failure to obtain such capital could adversely impact the Company’s operations.

Our current cash resources are insufficient to support the business over the next 12 months and we are unable to continue toward attaining break even operations without additional funding.  The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition. In light of general economic conditions and the Company’s current financial performance and financial position we are  performing a complete analysis of the business including reviewing and reconsidering our channel to market; sharing of gross margin with distributors and various other business processes. We cannot predict to what extent our current lack of liquidity and capital resources will impair our new business operations. However management does believe we will incur further operating losses. There is no assurance that we can continue as a going concern without incremental funding.

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

Going concern qualification:  We have incurred significant losses from operations for the three months ended June 30, 2009, and such losses are expected to continue.  In addition, we have a working capital deficit of $1,349,051 and an accumulated deficit of $4,728,130.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief

Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the first quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Issued To:	# of Shares

April 8, 2009	Katemy Holdings Inc.	1,500,000

April 8, 2009	Carrie Weiler	1,000,000

April 8, 2009	Adam Sykes	500,000

April 8, 2009	John Simmonds	1,500,000

April 8, 2009	Bram Potechin Holdings Ltd.	1,500,000

April 8, 2009	Chuckfam Holdings Ltd.	1,500,000

April 8, 2009	Linda Hoffer	1,500,000

April 8, 2009	Gary Hokkanen	1,000,000

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

Lumonall Inc.

Date: August 12, 2009	By:	/s/ John Simmonds
Name: John Simmonds
Title: Chief Executive Officer and Chairman

	By:	/s/ Gary N Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer