Form 10-Q
period 2009-09-30
Lumonall Inc.
filed 2009-11-16
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2009
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

The number of shares of common stock outstanding as of November 16, 2009: 136,659,671

Lumonall, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

LUMONALL, INC.
CONDENSED BALANCE SHEETS
 (Stated in US dollars)

	September 30, 2009 (UNAUDITED)	March 31, 2009
ASSETS
Current assets
Cash	$-	$201
Accounts receivable, net	-	4,868
Prepaid expenses	-	938
Inventory	-	123,441

Total assets	$-	$129,448

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$331,456	$377,863
Due to related parties (Note 3)	1,055,312	809,179
Deposits (Note 4)	121,367	121,367
Total current liabilities	$1,508,135	$1,308,409

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 136,659,671 shares issued and outstanding (March 31, 2009: 126,659,671)	136,660	126,660
Common stock units subscribed (Note 5 )	-	300,000
Additional paid-in capital	3,242,419	2,952,419
Accumulated deficit	(4,887,214)	(4,558,040)
Total stockholders’ deficiency	(1,508,135)	(1,178,961)

Total liabilities and stockholders’ deficiency	$-	$129,448

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
Revenues	$8,538	$90,146	$12,508	$166,354

Cost of sales	4,979	52,894	7,149	113,314
Gross profit	3,559	37,252	5,359	53,040

Operating expenses:
Management fees	53,658	96,660	106,775	191,948
Office and general	23,489	70,229	64,852	138,302
Professional and consulting	8,069	93,075	19,518	192,872
Total operating expenses	85,216	259,964	191,145	523,122

Net loss before other expenses and income taxes	(81,657)	(222,712)	(185,786)	(470,082)

Other expenses (income)
Foreign exchange loss (gain)	68,253	(22,501)	126,049	(22,255)
Interest expense	9,174	8,753	17,339	21,558
Total other expenses (income)	77,427	(13,748)	143,388	(697)

Net income (loss) before income taxes	(159,084)	(208,964)	(329,174)	(469,385)

Provision for income taxes	-	-	-	-

Net loss	$(159,084)	$(208,964)	$(329,174)	$(469,385)

Weighted average number of common shares outstanding – Basic and diluted	136,659,671	125,429,056	135,826,338	123,950,773
Loss per share of common stock - Basic and diluted	(0.001)	(0.002)	(0.002)	(0.004)

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
CONDENSED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIENCY
MARCH 31, 2009 TO SEPTEMBER 30, 2009
(UNAUDITED)

	Common Stock
	Shares	Par Value Amount	Common Stock Subscribed	Additional Paid – In Capital	Accumulated (Deficit)	Total

Balance, March 31, 2009	126,659,671	$126,660	$300,000	$2,952,419	$(4,558,040)	$(1,178,961)

Issuance of common stock pursuant to private placement	10,000,000	10,000	(300,000)	290,000	-	-

Net loss for period ended June 30, 2009	-	-	-	-	(170,090)	(170,090)

Balance, June 30, 2009	136,659,671	$136,660	$-	$3,242,419	$(4,728,130)	$(1,349,051)

Net loss for period ended September 30, 2009	-	-	-	-	(159,084)	(159,084)

Balance, September 30, 2009	136,659,671	$136,660	$-	$3,242,419	$(4,887,214)	(1,508,135)

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,
	2009	2008

Net cash used in operations
Net loss	$(329,174)	$(469,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt allowance	5,153
Changes in operating assets and liabilities:
Accounts receivable	(285)	(19,098)
Accounts payable and accrued liabilities	57,369	87,385
Inventory	19,665	-
Prepaid expenses	938	(6,471)
Deposits	-	(96,837)
Net cash used in operating activities	(246,334)	(504,406)
Cash flows provided by financing activities:
Proceeds from the Issuance of common stock	-	205,000
Proceeds from related parties (Note 3)	246,133	296,165
Net cash provided by financing activities:	246,133	501,165

Increase (decrease) in cash	(201)	(3,241)
Cash, beginning of period	201	9,335
Cash, end of period	$-	$6,094

Non cash financing activities:

During the six month period ended September 30, 2009, the Company:

•	Issued 10,000,000 common shares valued at $300,000 pursuant to common stock units subscribed during the fiscal period ended March 31, 2009.
•	Lumonall International acquired $80,000 of photo luminescent inventory, amounts were paid directly to unpaid suppliers (Note 6).

During the six month period ended September 30, 2008, the Company:

•	Issued 313,131 common shares valued at $15,625 for consulting services.
•	Issued 9,100,000 common shares valued at $132,490 pursuant to a settlement with a related party.
•	Issued 500,000 common share units subscribed, valued at $15,000 for previous consulting services provided.
•	Issued 3,500,000 common share units subscribed, valued at $105,000 for previous related party services provided.

The accompanying notes are an integral part of these financial statements

Note 1 – Description of Business and Basis of Presentation

Going concern basis of presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $1,508,135 and an accumulated deficit of $4,887,214 at September 30, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

For the six month period ended September 30, 2009, the Company’s operations were substantially funded by related parties.  In order to ensure the success of the business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

To alleviate the difficult financial position of the Company, management entered into an Outsourcing and Royalty Agreement, (further details of which can be found elsewhere in this report) pursuant to which the Company transferred all operational costs associated with the distribution of its products in exchange for a royalty.  Such steps are expected to lessen the burden on the Company allowing management to focus on alternative public safety opportunities.

The Company has in the past relied upon loans from related parties, specifically Newlook Industries Corp. (“Newlook”), to further provide capital contributions. As at September 30, 2009 the Company was indebted to Newlook in the amount of $704,458.

Newlook is an investment and merchant banking enterprise and its investments have suffered due to unforeseen events and the global financial crisis. Newlook may not be able to provide additional capital over the next year to the Company in order to satisfy existing liabilities and make further capital contributions. Failure to obtain such capital could adversely impact the Company’s operations

The accompanying condensed unaudited financial statements of Lumonall, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

Subsequent events were evaluated through November 16, 2009, the date the financial statements were issued.

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

In light of general economic conditions and the Company’s current financial performance and financial position the Company has taken steps to restructure the manner in which the Company operates.  In August 2009, the Company entered into an Outsourcing and Royalty Agreement with a newly formed entity called Lumonall International Corporation.  Pursuant to the terms of the Agreement, Lumonall International received exclusive rights to distribute Lumonall and Prolink branded photo luminescent signs and safety way guidance products in North America.  The rights apply to all of North America except for the Canadian government and all its agencies, all provinces and territories of Canada and all their agencies and agents of the Canadian government, or of any province, in their capacity as owners or managers of buildings.

Our present business strategy and direction is to become a leader in the development and distribution of photoluminescent (PLM) emergency egress systems to government parties in North America.  Concurrent with these efforts, the Company is engaged in the development of applications of photo luminescent technology for other markets including transportation industries, residential safety and decorative uses.

Lumonall is committed to being at the forefront of the development and distribution of applied photo luminescent technologies.

Recent Developments

Outsourcing, Royalty Agreement and Sale of Tradename

On August 20, 2009, the Company entered into an Outsourcing and Royalty Agreement with a newly formed entity called Lumonall International Corporation. Pursuant to the terms of the Agreement, Lumonall International received exclusive rights to distribute Lumonall and Prolink branded photo luminescent signs and safety way guidance products in North America.

The rights apply to all of North America except for the Canadian government and all its agencies, all provinces and territories of Canada and all their agencies and agents of the Canadian government, or of any province, in their capacity as owners or managers of buildings.

In exchange Lumonall International agreed to pay the Company a royalty over a 10 year period. The royalty will be calculated as 10% of gross margin defined as gross sales, less payments discounts, direct cost of goods sold, applicable taxes and sales commissions.

The tradename Lumonall was sold to Lumonall International in exchange for a $200,000 secured  promissory note.  The Note is secured by a general security agreement pledging a first charge security interest in the Tradename, bears interest at Canadian Prime rate, payable at maturity and matures on the earlier of; 1) 5 years from the date of closing, or 2) when Lumonall International transfers, sells or assigns the Tradename to others. The Company will recognize a gain in the period in which payments are made under the promissory note for by the purchaser. The Company is obligated to change its name as soon as practical following closing.

Proposed Acquisition of CleanWear Products Ltd, JM Harris Holdings Inc. and the Copyright Name CleanWear

On November 3, 2009, the Company entered into a Letter of Intent with Mr. Jonathan M. Harris with respect to the proposed acquisition of CleanWear Products Ltd, JM Harris Holdings Inc. and the copyright name CleanWear.  Mr. Harris is the sole shareholder of CleanWear and Holdings. CleanWear is a manufacturer of reusable and limited use garments and gloves for industrial, clean room and static operations and Holdings is a separate legal entity which owns the land and building where the operations reside. Pursuant to the terms of the Letter of Intent, Lumonall  agreed to acquire all of the issued and outstanding shares of CleanWear and Holdings, and the Name. The purchase price , subject to terms and conditions, will be paid by the issuance of restricted common shares of the Company and the remainder of the purchase price will be paid by the issuance of a Lumonall secured promissory note. The closing date of the acquisition shall be subject to the Companies due diligence of CleanWear and Holdings and the issuance of audited financial statements.

As part of the acquisition Mr. Harris will be appointed CEO and Mr. John G. Simmonds will resign. Mr. Simmonds will stay on as chairman of the Board and will continue to assist Mr. Harris with strategic matters.

Review of Operations

In light of general economic conditions and the Company’s current financial performance and financial position the Company continues to perform a complete analysis of the business including reviewing and reconsidering channels to market; sharing of gross margin with distributors and various other business processes. Management plans to continue to take steps to restructure the manner in which the Company operates.

Management intends to seek other business opportunities in the same sector to diversify its operations.  The Company believes that attractive opportunities will become available as the current global financial crisis subsides in the markets the Company operates.

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

Income taxes

The Company provides for income taxes in accordance with FASB ASC 740 (prior authoritative literature, FAS 109, “Accounting for Income Taxes”). Under the asset and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, a valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings and loss per common share

The Company reports loss per share in accordance with FASB ASC 260-10 (prior authoritative literature, SFAS No. 128, “Earnings Per Share”).  Basic loss per share is computed using the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants, which are convertible to common shares. Diluted loss per share is not presented as results would be “anti-dilutive”.

Valuation of Warrants

The Company estimates that value of common share purchase warrants issued using the Black-Scholes pricing model.

Recent Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB ASC 805 (prior authoritative literature SFAS No. 141(R), "Business Combinations”.  FASB ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, on any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2010.  The Adoption of FASB ASC 805 did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10-65 (prior authoritative literature, FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  FASB ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FASB ASC 320-10-65 are effective for interim and annual reporting periods ending after June 15, 2009, as such, the Company is required to adopt the standards in the current period. Adoption of FASB ASC 320-10-65 did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-12-65 (prior authoritative literature, FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 320-12-65 are effective for interim reporting periods ending after June 15, 2009. Adoption of FASB ASC 320-12-65 did not have a material effect on the financial statement disclosures.

In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, FSB No. FAS 165, “Subsequent Events”). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009: as such, the Company is required to adopt the standards in the current period. FASB ASC 855-10 did not have a material effect on the financial position, cash flows, or results of operations.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”), to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.   FASB ASC 105-10 did not have a material effect on its consolidated financial statements.

Reclassification of Prior Year Statement of Operations

For the three and six months ended September 30, 2008, the Company has reclassified foreign exchange loss from selling and administrative costs to other expenses, to facilitate a year over year comparison with three and six  months period ended September 30, 2009.

Note 3 – Related Party Transactions

At September 30, 2009, amounts due to related parties amounted to $ 1,055,312.  Related parties of the Company include entities under common management and Officers and Directors of the Company.

Newlook Industries Corp., a related party (due to common officers with the Company) agreed to fund the development of the Company’s business at an interest rate of Prime + 3% per annum and general security over all the Company’s assets in event of default. During the six month period ended September 30, 2009, amounts owed to Newlook increased $138,955, a result of $16,934 of cash advances, $17,339 of accrued interest and $104,682 relating to a foreign exchange loss. Amounts received from Newlook are recorded in Canadian Dollars and for the six month period ended September 30, 2009, the Canadian dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

The Company was obligated to pay $6,000 per month through June 2009 for financial and administrative services to Wireless Age Communications Inc. (“Wireless Age”).

At September 30, 2009 and March 31, 2009, the amounts due to related parties were:

	September 30, 2009	March 31, 2009
Newlook Industries Corp.	$704,458	$565,503
Wireless Age Communications, Inc.	67,006	35,830
Directors and/or Officers of the Company *	283,848	207,846
	$1,055,312	$809,179

* Including a former director and officer.

Note 4 – Deposits

The Company has entered into strategic partnerships for the distribution of PLM products across the North American market place.  Deposits have been made by certain distribution partners for future purchase of PLM products. Deposits held by the Company totaled $121,367 at September 30, 2009 and March 31, 2009.

Note 5 – Common Stock Units Subscribed.

In fiscal 2009, 10,000,000 common stock units were subscribed for, valued at $300,000.  Each common stock unit consisted of one common share and one purchase warrant exercisable at $0.05 for a duration of six months.  As at September 30, 2009 all common stock units were issued.

Note 6 – Outsourcing, Royalty Agreement and Sale of Tradename

In August 2009, the Company entered into an Outsourcing and Royalty Agreement with a newly formed entity called Lumonall International Corporation. Pursuant to the terms of the Agreement, Lumonall International received exclusive rights to distribute Lumonall and Prolink branded photo luminescent signs and safety way guidance products in North America. The rights apply to all of North America except for the Canadian government and all its agencies, all provinces and territories of Canada and all their agencies and agents of the Canadian government, or of any province, in their capacity as owners or managers of buildings.

In exchange Lumonall International agreed to pay the Company a royalty over a 10 year period. The royalty will be calculated as 10% of gross margin defined as gross sales, less payments discounts, direct cost of goods sold, applicable taxes and sales commissions.

Lumonall International acquired $97,521 of photo luminescent inventory, $17,521 paid in cash to the Company and $80,000 to unpaid suppliers.

The tradename Lumonall was sold to Lumonall International in exchange for a $200,000 promissory note.  The Note is secured by a general security agreement pledging a first charge security interest in the Tradename, bears interest at Canadian Prime rate, payable at maturity and matures on the earlier of; 1) 5 years from the date of closing, or 2) when Lumonall International transfers, sells or assigns the Tradename to others.  Lumonall International is a newly formed Company and collection of the promissory note is uncertain.  As a result the Company will recognize a gain only when amounts from the note are collected.

The Company is obligated to change its name as soon as practical following closing.

Note 7– Segment Data, Geographic Information and Significant Customers:

Lumonall products for the six months ended September 30, 2009 were sold through distribution agreements covering most regions of North America. Distributors include Willis Group of Companies in Canada, Designer Building Solutions, Butler-Johnson Corporation and Hallmark Building Supplies in the United States. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete financial information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FSAB ASC 280-10 (Prior authoritative literature SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”).

For the three months ended September 30, 2009 and 2008, Willis Group of Companies and Hallmark Building Supplies accounted for approximately 100% and 83% of sales, respectively.

Note 8– Subsequent Events:

On November 3, 2009, the Company entered into a Letter of Intent with Mr. Jonathan M. Harris with respect to the proposed acquisition of CleanWear Products Ltd, JM Harris Holdings Inc. and the copyright name CleanWear.  CleanWear is a manufacturer of reusable and limited use garments and gloves for industrial, clean room and static operations and Holdings is a separate legal entity which owns the land and building where the operations reside. The closing date of the acquisition shall be subject to the Companies due diligence of CleanWear and Holdings and the issuance of audited financial statements.  At a meeting of the Board of Directors, the Company obtained approval to issue up to 50,000,000 common shares at $0.002 per share.

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

Overview

In light of general economic conditions and the Company’s current financial performance and financial position the Company has taken steps to restructure the manner in which the Company operates.  In August 2009, the Company entered into an Outsourcing and Royalty Agreement with a newly formed entity called Lumonall International Corporation.  Pursuant to the terms of the Agreement, Lumonall International received exclusive rights to distribute Lumonall and Prolink branded photo luminescent signs and safety way guidance products in North America.  The rights apply to all of North America except for the Canadian government and all its agencies, all provinces and territories of Canada and all their agencies and agents of the Canadian government, or of any province, in their capacity as owners or managers of buildings.

Our present business strategy and direction is to become a leader in the development and distribution of photoluminescent (PLM) emergency egress systems to government parties in North America.  Concurrent with these efforts, the Company is engaged in the development of applications of photo luminescent technology for other markets including transportation industries, residential safety and decorative uses.

Lumonall is committed to being at the forefront of the development and distribution of applied photo luminescent technologies.

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008

We generated $8,538 in revenues from the sale of PLM product in the three-month period ended September 30, 2009, compared to revenues of $90,146 in the same three month period for 2008.  Gross profit on sales during the three month period was $3,559 in comparison to $37,252 in the prior year.  Year over year for the three months ended September 30, 2009 revenues declined $81,608.  The reduction in sales is a result of the Company performing a complete analysis of the business including reviewing and reconsidering our channels to market including entering into an Outsourcing and Royalty Agreement  in August 2009.

We incurred management fees of $53,658 in the three-month period ended September 30, 2009, compared to $96,660 in the same period ended September 30, 2008. Management fees, during the three month period ended September 30, 2009 accrued and/or paid consisted of $15,750 to John Simmonds, CEO, $11,025 to Carrie Weiler, Corporate Secretary, and $11,025 to Gary Hokkanen, CFO. In addition, $15,858 was paid to Wireless Age Communications, Inc. a related party due to certain common officers, directors and ownership, for the services of managerial level accounting and finance personnel.  Year over year management fees decreased $43,002 primarily a result in a change in management.  Management fees during the three-month period ended September 30, 2008 were for the services of Mike Hetherman, CEO; Carrie Weiler, our Corporate Secretary; Gary Hokkanen, our CFO; and a related party due to certain common officers, directors and ownership for the service of managerial level accounting and finance personnel.

We incurred office and general expenses of $23,489 in the three-month period ended September 30, 2009, compared to $70,229 in the same period ended September 30, 2008, a decrease of $46,740.  During the three month period ended September 30, 2008 the new PLM business plan was initiated and required significantly more resources during the Company’s current state of evolution. In addition, during the three month period ended September 30, 2009 the Company has focused on strict cost control measures to address limited financial resources.  Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

We also incurred professional and consulting fees of $8,069 in the three-month period ended September 30, 2009, compared to $93,075 in the same period ended September 30, 2008 a decrease of $85,006.  Higher costs during fiscal 2009 are a result of the Company’s initial development of the Company’s business and strategy.

We incurred interest expense of $9,174 during the period ended September 30, 2009, compared to $8,753 during the three month period ended September 30, 2008 arising from related party liabilities.

We recorded a foreign currency loss of $68,253 for the three month period ended September 30, 2009 in comparison to a gain of $22,501 for the comparative period ended September 30, 2008.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the three month period ended September 30, 2009, the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

As a result, we incurred a net loss of ($159,084) during the three month period ended September 30, 2009, compared to a net loss of ($208,964) in the same period ended September 30, 2008.

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

Comparison of Results of Operations for the Six Months Ended September 30, 2009 and 2008

We generated $12,508 in revenues from the sale of PLM product in the six-month period ended September 30, 2009, compared to revenues of $166,354 in the same six month period for 2008.  Gross profit on sales during the six month period was $5,359 in comparison to $53,040 in the prior year.  Year over year for the six months ended September 30, 2009 revenues declined $153,846.  The reduction in sales is a result of the Company performing a complete analysis of the business including reviewing and reconsidering our channels to market including entering into an Outsourcing and Royalty Agreement  in August 2009.

We incurred management fees of $106,775 in the six-month period ended September 30, 2009, compared to $191,948 in the same period ended September 30, 2008. Management fees, during the six month period ended September 30, 2009 accrued and/or paid consisted of $31,500 to John Simmonds, CEO, $22,050 to Carrie Weiler, Corporate Secretary, and $22,050 to Gary Hokkanen, CFO. In addition, $31,175 was paid to Wireless Age Communications, Inc. a related party due to certain common officers, directors and ownership, for the services of managerial level accounting and finance personnel.  Year over year management fees decreased $85,173 primarily a result in a change in management.  Management fees during the six-month period ended September 30, 2008 were for the services of Mike Hetherman, CEO; Carrie Weiler, our Corporate Secretary; Gary Hokkanen, our CFO; and a related party due to certain common officers, directors and ownership for the service of managerial level accounting and finance personnel.

We incurred office and general expenses of $64,852 in the six month period ended September 30, 2009, compared to $138,302 in the same period ended September 30, 2008, a decrease of $73,450.  During the six month period ended September 30, 2008 the new PLM business plan was initiated and required significantly more resources during the Company’s current state of evolution. In addition, during the six month period ended September 30, 2009 the Company has focused on strict cost control measures to address limited financial resources.  Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.  During the six month period ended September 30, 2009, wages and consulting costs accounted for $37,912, directors fees for $8,000 and general office and miscellaneous expenses $18,940. The costs are primarily related to management’s strategy to improve awareness of PLM Exit Signs and Safety Way Guidance Systems in order to develop and exploit the North American market place. We expect operating costs to increase as we pursue new business.

We also incurred professional and consulting fees of $19,518 in the six-month period ended September 30, 2009, compared to $192,872 in the same period ended September 30, 2008 a decrease of $173,354.  Higher costs during fiscal 2009 are a result of the Company’s initial development of the Company’s business and strategy.

We incurred interest expense of $17,339 during the period ended September 30, 2009, compared to $21,558 during the six month period ended September 30, 2008 arising from related party liabilities.

We recorded a foreign currency loss of $126,049 for the six month period ended September 30, 2009 in comparison to a gain of $22,255 for the comparative period ended September 30, 2008.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the six month period ended September 30, 2009, the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

As a result, we incurred a net loss of ($329,174) during the six month period ended September 30, 2009, compared to a net loss of ($469,385) in the same period ended September 30, 2008.

Management expects the operating losses to continue until breakeven operations are achieved under the PLM business plan. Additional financing will be required in order to offset pre-breakeven operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets decreased from $129,448 at March 31, 2009 to $Nil at September 30, 2009, substantially as a result of the sale and transfer of $123,441 in inventory.

Our total liabilities increased from $1,308,409 at March 31, 2009 to $1,508,135 at September 30, 2009, an increase of $199,726.  Accounts payable decreased to $331,455 from $377,863, a decrease of $46,408, amounts of which are primarily due to costs incurred for professional and consulting services.  Due to related parties balance increased from $809,171 at March 31, 2009 to $1,055,312 at September 30, 2009. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Distributor deposits for the future purchase of photo luminescent products remained unchanged at $121,367.

The stockholders’ deficiency increased from ($1,178,961) at March 31, 2009 to ($1,508,135) at September 30, 2009.  The increase is attributable to our loss of $329,174 for the six months ended September 30, 2009.

At September 30, 2009, we had a working capital deficit of $1,508,135.  We had cash balances of $Nil  at September 30, 2009 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable of $331,455 we also owe related parties $1,055,312 without specific repayment terms and $121,367 in distributor deposits. Our only source for capital could be loans or private placements of common stock.

During the six months ended September 30, 2009 we; 1) used $246,334 in cash in operating activities arising primarily from operating losses, 2) generated $246,133 in cash from financing activities. Financing activities included $246,133 funded from related parties.

For the six month period ended September 30, 2009, the Company’s operations were substantially funded by related parties.  In order to ensure the success of the business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The Company heavily relies upon loans from related parties, specifically Newlook, to further provide capital contributions. As at September 30, 2009 the Company was indebted to Newlook in the amount of $704,458. During the six month period ended September 30, 2009, amounts owed to Newlook increased $138,955, a result of $16,934 of cash advances, $17,339 of accrued interest and $104,682 relating to a foreign exchange loss. Amounts received from Newlook are recorded in Canadian Dollars and for the three month period ended September 30, 2009, the Canadian dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

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

Going concern qualification:  We have incurred significant losses from operations for the three months ended September 30, 2009, and such losses are expected to continue.  In addition, we have a working capital deficit of $1,508,135 and an accumulated deficit of $4,887,214.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There have been no significant changes in our internal controls over financial reporting during the second quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer. *

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer. *

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
* Filed herein.

b)	Reports Filed on Form 8-K

On August 27, 2009 the Company filed Form 8-K describing its entry into an Outsourcing and Royalty Agreement with Lumonall International Corp.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lumonall Inc.

Date: November 16, 2009	By:	/s/ John Simmonds
Name: John Simmonds
Title: Chief Executive Officer and Chairman

	By:	/s/ Gary N Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer