Form 10-Q
period 2009-12-31
Lumonall Inc.
filed 2010-02-22
CIK 1099561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended December 31, 2009
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

(905) 833-2451
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

The number of shares of common stock outstanding as of February 16, 2010: 136,659,671

Lumonall, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

LUMONALL, INC.
CONDENSED BALANCE SHEETS
 (Stated in US dollars)

	December 31, 2009 (UNAUDITED)	March 31, 2009
ASSETS

Current assets
Cash	$-	$201
Accounts receivable, net	-	4,868
Prepaid expenses	-	938
Inventory	-	123,441
Deposit on acquisition (Note 3)	47,575	-

Total assets	$47,575	$129,448

LIABILITIES

Current liabilities
Bank overdraft	$1,821	$-
Accounts payable and accrued liabilities	484,554	377,863
Due to related parties (Note 4)	1,060,534	809,179
Deposits (Note 5)	121,367	121,367
Total current liabilities	$1,668,276	$1,308,409

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 136,659,671 shares issued and outstanding (March 31, 2009: 126,659,671)	136,660	126,660
Common stock units subscribed (Note 6 )	4,000	300,000
Additional paid-in capital	3,242,419	2,952,419
Accumulated deficit	(5,003,780)	(4,558,040)
Total stockholders’ deficiency	(1,620,701)	(1,178,961)

Total liabilities and stockholders’ deficiency	$47,575	$129,448

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
Revenues	$-	$36,240	$12,508	$202,594

Cost of sales	-	22,884	7,149	136,198
Gross profit	-	13,356	5,359	66,396

Operating expenses:
Management fees	54,552	86,507	161,327	278,455
Office and general	29,961	11,117	94,813	147,410
Professional and consulting	8,100	49,376	27,618	242,248
Total operating expenses	92,613	147,000	283,758	668,113

Net loss before other expenses and income taxes	(92,613)	(133,644)	(283,758)	(601,717)

Other expenses (income)
Foreign exchange loss (gain)	15,950	(99,383)	141,999	(119,631)
Interest (income)	(1,627)	-	(1,627)	-
Interest expense	9,630	8,923	26,969	30,482
Total other expenses (income)	23,953	(90,460)	167,341	(89,149)

Net income (loss) before income taxes	(116,566)	(43,184)	(445,740)	(512,568)

Provision for income taxes	-	-	-	-

Net loss	$(116,566)	$(43,184)	$(445,740)	$(512,568)

Weighted average number of common shares outstanding – Basic and diluted	136,659,671	125,894,364	136,104,115	124,598,637
Loss per share of common stock - Basic and diluted	(0.001)	(0.000)	(0.003)	(0.004)

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
CONDENSED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIENCY
MARCH 31, 2009 TO DECEMBER 31, 2009
(UNAUDITED)

	Common Stock
	Shares	Par Value Amount	Common Stock Subscribed	Additional Paid – In Capital	Accumulated (Deficit)	Total

Balance, March 31, 2009	126,659,671	$126,660	$300,000	$2,952,419	$(4,558,040)	$(1,178,961)

Issuance of common stock pursuant to private placement	10,000,000	10,000	(300,000)	290,000	-	-

Net loss for period ended June 30, 2009	-	-	-	-	(170,090)	(170,090)

Balance, June 30, 2009	136,659,671	$136,660	$-	$3,242,419	$(4,728,130)	$(1,349,051)

Net loss for period ended September 30, 2009	-	-	-	-	(159,084)	(159,084)

Balance, September 30, 2009	136,659,671	$136,660	$-	$3,242,419	$(4,887,214)	(1,508,135)

Common stock subscriptions received	-	-	4,000	-	-	4,000

Net loss for period ended December 31, 2009	-	-	-	-	(116,566)	(116,566)

Balance, December 31, 2009	136,659,671	$136,660	$4,000	$3,242,419	$(5,003,780)	(1,620,701)

The accompanying notes are an integral part of these financial statements

LUMONALL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,
	2009	2008

Net cash used in operations
Net loss	$(445,740)	$(512,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt allowance	5,153	-
Common stock issued for consulting services	-	34,375
Changes in operating assets and liabilities:
Accounts receivable	(285)	(4,056)
Accounts payable and accrued liabilities	210,467	(38,788)
Inventory	19,665	-
Prepaid expenses	938	(31,937)
Deposits	-	(95,630)
Net cash used in operating activities	(209,802)	(648,604)

Cash flows provided by investing activities:
Deposit on acquisition (Note 3)	(47,575)	-
Net cash used in investing activities:	(47,575)	-

Cash flows provided by financing activities:
Increase in bank overdraft	1,821	-
Proceeds from common stock subscriptions	4,000	-
Proceeds from the issuance of common stock	-	205,000
Proceeds from related parties (Note 4)	251,355	434,936
Net cash provided by financing activities:	257,176	639,936

Increase (decrease) in cash	(201)	(8,668)
Cash, beginning of period	201	9,335
Cash, end of period	$-	$667

Non cash financing activities:

During the nine month period ended December 31, 2009, the Company:
•	Issued 10,000,000 common shares valued at $300,000 pursuant to common stock units subscribed during the fiscal period ended March 31, 2009.
•	Lumonall International acquired $80,000 of photo luminescent inventory, amounts were paid directly to unpaid suppliers (Note 7).

During the nine month period ended December 31, 2008, the Company:
•	Issued 1,243,746 common shares valued at $34,375 for consulting services provided.
•	Issued 9,100,000 common shares valued at $132,490 pursuant to a settlement with a related party.
•	Issued 500,000 common share units subscribed, valued at $15,000 for previous consulting services provided.
•	Issued 3,500,000 common share units subscribed, valued at $105,000 for previous related party services provided.

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

In light of general economic conditions and the Company’s current financial performance and financial position the Company has taken steps to restructure the manner in which the Company operates.  In August 2009, the Company entered into an Outsourcing and Royalty Agreement with a newly formed entity called Lumonall International Corporation (“Lumonall International”).  Pursuant to the terms of the Agreement, Lumonall International received exclusive rights to distribute Lumonall and Prolink branded photo luminescent signs and safety way guidance products in North America.  The rights apply to all of North America except for the Canadian government and all its agencies, all provinces and territories of Canada and all their agencies and agents of the Canadian government, or of any province, in their capacity as owners or managers of buildings.

Our present business strategy and direction is to become a diversified safety systems and clean room products entity.

Going Concern Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $1,620,701 and an accumulated deficit of $5,003,780 at December 31, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

During the nine month period ended December 31, 2009, the Company’s operations were substantially funded by related parties.  In order to ensure the success of the business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

To alleviate the difficult financial position of the Company, management entered into an Outsourcing and Royalty Agreement, (further details of which can be found elsewhere in this report) pursuant to which the Company transferred all operational costs associated with the distribution of its products in exchange for a royalty.  Such steps are expected to lessen the burden on the Company allowing management to focus on alternative public safety opportunities. In November 2009, the Company entered into a letter of intent to acquire Cleanwear Products Ltd. and JM Harris Holdings Inc. which if consummated will provide the Company ongoing revenues.

The Company has in the past relied upon loans from related parties, specifically Newlook Industries Corp. (“Newlook”), to further provide capital contributions. As at December 31, 2009 the Company was indebted to Newlook in the amount of $751,550 (Note 4).

Newlook is an investment and merchant banking enterprise and its investments have suffered due to adverse events and the global financial crisis. Newlook may not be able to provide additional capital over the next year to the Company in order to satisfy existing liabilities and make further capital contributions. Failure to obtain such capital could adversely impact the Company’s operations.

Recent Developments

Proposed Acquisition of CleanWear Products Ltd. (“Cleanwear”), JM Harris Holdings Inc. (“JM Harris Holdings”) and the Copyright Name CleanWear.

On November 3, 2009, the Company entered into a Letter of Intent with Mr. Jonathan M. Harris with respect to the proposed acquisition of CleanWear Products Ltd, JM Harris Holdings Inc. and the copyright name CleanWear.  Mr. Harris is the sole shareholder of CleanWear and Holdings. CleanWear is a manufacturer of reusable and limited use garments and gloves for industrial, clean room and static operations (collectively commonly known as clean room operations) and Holdings is a separate legal entity which owns the land and building where the operations reside. Pursuant to the terms of the Letter of Intent, Lumonall  agreed to acquire all of the issued and outstanding shares of CleanWear and Holdings, and the Name. The purchase price, subject to terms and conditions, will be paid by the issuance of restricted common shares of the Company and the remainder of the purchase price will be paid by the issuance of a Lumonall secured promissory note. The closing date of the acquisition shall be subject to the Company’s due diligence of CleanWear and Holdings and the issuance of audited financial statements. The Company anticipates closing the acquisition by March 31, 2010.

Concurrently with the acquisition, management is hopeful to restructure several components of the Company, potentially including changes in the board of directors, certain of its officers and the Company’s name. Management also intends to negotiate the settlement of many related party liabilities thereby improving the Company’s financial position to ready it for other appropriate and prudent acquisitions.

Private Placement

The directors of the Company approved an equity private placement of up $100,000 consisting of 50,000,000 shares of common stock at $0.002 per share at a meeting held of November 3, 2009.

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

Management intends to seek other business opportunities in the safety systems or like sectors to diversify its operations.  The Company believes that attractive opportunities will become available as the current global financial crisis subsides in the markets the Company operates. As of the date of this report management has identified a viable initial acquisition for the Company from which to rebuild and intends to complete such acquisition by March 31, 2010. Management is also hopeful that other acquisitions in suitable industries will be sourced.

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

Competition

The primary competition for Lumonall International comes from American Permalight, Jalite USA, Brady, Jessup, and Lunaplast, all of which offer PLM Exit Signs and Safety Way Guidance Systems in Canada and/or the United States. With the exception of Brady and Jessup, all of these competitors deal exclusively in PLM products like us.

Government Regulations

Exit Signs must be approved by the Underwriters Laboratory in both Canada and the United States.  MEA (Materials and Equipment Acceptance) approvals are required at the State level. We are also an Energy Star Partner in Canada and the United States. Our PLM formulation meets most current building code standards.

Employees

As of the date of this report, we have 3 employees which are our current officers.

Risk Factors

While there are relatively few competitors to date, the safety way guidance systems market is a highly competitive industry, based on maintaining standards and keeping ahead of government regulations and initiatives. Our failure or Lumonall International’s failure to compete effectively could adversely affect our market share and results in operations.

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

Note 2 – Summary of Significant Accounting Policies

The accompanying condensed unaudited financial statements of Lumonall, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

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

Subsequent Events

Subsequent events were evaluated through February 22, 2010, the date the financial statements were issued.

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

In April 2009, the FASB issued FASB ASC 320-10-65 (prior authoritative literature, FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  FASB ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FASB ASC 320-10-65 were effective for interim and annual reporting periods ending after June 15, 2009, as such, the Company was required to adopt the standards second quarter of fiscal 2010. Adoption of FASB ASC 320-10-65 did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-12-65 (prior authoritative literature, FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 320-12-65 was effective for interim reporting periods ending after June 15, 2009. Adoption of FASB ASC 320-12-65 did not have a material effect on the financial statement disclosures.

In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, FSB No. FAS 165, “Subsequent Events”). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009: as such, the Company was required to adopt the standards during the second quarter of fiscal 2010. FASB ASC 855-10 did not have a material effect on the financial position, cash flows, or results of operations.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”), to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on its consolidated financial statements.

Note 3 – Deposit on Acquisition

On November 3, 2009, the Company provided a $47,575 (CAD$50,000) deposit against the purchase price of the proposed Cleanwear acquisition to JM Harris Holdings (see Recent Developments). An officer of the Company provided a loan in a like amount to fund the deposit, such loan is reflected in amounts due to related parties (Note 4) and the Company and Cleanwear agreed the deposit would be secured and rank in priority behind a mortgagor of JM Harris Holdings and ahead of all other creditors. The parties also agreed that the loan provided by the officer will have the same rights and privileges as between the Company and Cleanwear.

Note 4 – Related Party Transactions

At December 31, 2009, amounts due to related parties amounted to $ 1,060,534.  Related parties of the Company include entities under common management and Officers and Directors of the Company.

Newlook Industries Corp., a related party (due to common officers with the Company) agreed to fund the development of the Company’s business at an interest rate of Prime + 3% per annum and general security over all the Company’s assets in event of default. During the nine month period ended December 31, 2009, amounts owed to Newlook increased $186,047, a result of $41,077 of cash advances, $26,969 of accrued interest and $118,001 relating to a foreign exchange loss. Amounts received from Newlook are recorded in Canadian Dollars and for the nine month period ended December 31, 2009, the Canadian dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

The Company was obligated to pay CAD$6,000 per month through September 2009 for financial and administrative services to Wireless Age Communications Inc. (“Wireless Age”).

On November 3, 2009, an officer of the Company provided a CAD$50,000 loan to the Company and received a security position in JM Harris Holdings which ranks behind a mortgagor and ahead of all other creditors (Note 3).

At December 31, 2009 and March 31, 2009, the amounts due to related parties were:

	December 31, 2009	March 31, 2009
Newlook Industries Corp.	$751,550	$565,503
Wireless Age Communications, Inc.	84,090	35,830
Directors and/or Officers of the Company	177,319	207,846
Director and Officer of the Company deposit loan	47,575	-
	$1,060,534	$809,179

Note 5 – Deposits

The Company has entered into strategic partnerships for the distribution of PLM products across the North American market place.  Deposits have been made by certain distribution partners for future purchase of PLM products. Deposits held by the Company totaled $121,367 at December 31, 2009 and March 31, 2009 and such funds were utilized for general working capital purposes in prior periods.

Note 6 – Common Stock Units Subscribed.

In fiscal 2009, 10,000,000 common stock units were subscribed for, valued at $300,000.  Each common stock unit consisted of one common share and one purchase warrant exercisable at $0.05 for a duration of six months.

During the three month period ended December 31, 2009, the board of directors of the Company approved a private placement of up to 50,000,000 common shares at $0.002 per share. As at December 31, 2009 the Company had received $4,000 in stock subscriptions under this private placement.

Note 7 – Outsourcing, Royalty Agreement and Sale of Tradename

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

Note 8 – Segment Data, Geographic Information and Significant Customers

Lumonall products prior to the entering into the Royalty and Outsourcing Agreement described in Note 7, were sold through distribution agreements covering most regions of North America. Distributors included Willis Group of Companies in Canada, Designer Building Solutions, Butler-Johnson Corporation and Hallmark Building Supplies in the United States. The Company was not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company at this time does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete financial information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC 280-10 “Segment Report”.

For the nine months ended December 31, 2009 and 2008, Willis Group of Companies and Hallmark Building Supplies accounted for approximately 100% and 83% of sales, respectively. During the three month period ended December 31, 2009 the Company did not earn royalties under the Royalty and Outsourcing Agreement.

Note 9 – Subsequent Events:

On January 31, 2010, the Company and Cleanwear agreed to extend the closing date of the Cleanwear acquisition to March 31, 2010. All other terms and conditions remained the same.

As of February 22, 2010 the Company has received $55,000 in subscriptions under the board approved private placement of up to 50,000,000 common shares at $0.002 per share.

Item 2.  Managements Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto included herein.  In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview

In light of general economic conditions and the Company’s current financial performance and financial position the Company has taken steps to restructure the manner in which the Company operates.  In August 2009, the Company entered into an Outsourcing and Royalty Agreement with a newly formed entity called Lumonall International Corporation.  Pursuant to the terms of the Agreement, Lumonall International received exclusive rights to distribute Lumonall and Prolink branded photo luminescent signs and safety way guidance products in North America.  The rights apply to all of North America except for the Canadian government and all its agencies, all provinces and territories of Canada and all their agencies and agents of the Canadian government, or of any province, in their capacity as owners or managers of buildings. In November 2009, the Company also identified an acquisition in the safety products industry with existing revenues and operating assets (including land and a building) which it intends to close prior to year end March 31, 2010.

Our present business strategy and direction is to become a diversified safety systems and clean room products entity.

RESULTS OF OPERATION

Comparison of Results of Operations for the Three Months Ended December 31, 2009 and 2008

We did not generate any revenues from the sale of PLM product in the three-month period ended December 31, 2009, compared to revenues of $36,240 during the same three month period for 2008.  Gross profit on sales during the three month period was $nil in comparison to $13,356 in the prior year. The reduction in sales is a result of the Company performing a complete analysis of the business including reviewing and reconsidering our channels to market including entering into an Outsourcing and Royalty Agreement in August 2009. During the three month period ended December 31, 2009, the Company did not earn any royalty revenue from Lumonall International.

We incurred management fees of $54,552 in the three-month period ended December 31, 2009, compared to $86,507 during the same period ended December 31, 2008. Management fees during the three month period ended December 31, 2009 were accrued and/or paid to John Simmonds, CEO, Carrie Weiler, Corporate Secretary, Gary Hokkanen, CFO, and Wireless Age Communications, Inc. (a related party due to certain common officers, directors and ownership), for the services of managerial level accounting and finance personnel.  Year over year management fees decreased $31,955 primarily as a result in a change in management.  Management fees during the three-month period ended December 31, 2008 were for the services of Mike Hetherman, CEO; Carrie Weiler, our Corporate Secretary; Gary Hokkanen, our CFO; and a related party due to certain common officers, directors and ownership for the service of managerial level accounting and finance personnel.

We incurred office and general expenses of $29,961 during the three-month period ended December 31, 2009, compared to $11,117 in the same period ended December 31, 2008, an increase of $41,495.  Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.

We also incurred professional and consulting fees of $8,100 in the three-month period ended December 31, 2009, compared to $49,376 in the same period ended December 31, 2008 a decrease of $41,276.  Higher costs during fiscal 2009 are a result of the Company’s initial development of the Company’s business and strategy.

We incurred interest expense of $9,630 during the period ended December 31, 2009, compared to $8,923 during the three month period ended December 31, 2008 arising from related party liabilities.

During the current period, the Company accrued interest income of $1,627 under a $200,000 promissory note (which the Company records at a carrying value of $nil) pursuant to which the Company sold the tradename “Lumonall” (Note 7).

We recorded a foreign currency loss of $15,950 during the three month period ended December 31, 2009 in comparison to $99,383 during the comparative period ended December 31, 2008.  A substantial portion of the Company’s liabilities and expenses are transacted in Canadian Dollars.  During the three month period ended December 31, 2009, the Canadian Dollar appreciated in value against the U.S. Dollar.

Management expects the operating losses to continue until breakeven operations are achieved through royalties paid or until the proposed Cleanwear acquisition generates sufficient profits to offset corporate costs. Additional financing will be required in order to offset pre-breakeven operating losses.

Comparison of Results of Operations for the Nine Months Ended December 31, 2009 and 2008

We generated $12,508 in revenues from the sale of PLM product in the nine-month period ended December 31, 2009, compared to revenues of $202,594 during the same nine month period for 2008.  Gross profit on sales during the nine month period was $5,359 in comparison to $66,396 in the prior year.  Year over year revenues for the nine months ended December 31, 2009 declined $190,086.  The reduction in sales is a result of the Company performing a complete analysis of the business including reviewing and reconsidering our channels to market including entering into an Outsourcing and Royalty Agreement in August 2009. Year to date December 31, 2009, the Company has not earned any royalty revenue from Lumonall International.

We incurred management fees of $161,327 during the nine month period ended December 31, 2009, compared to $278,455 during the same period ended December 31, 2008. Management fees during the nine month period ended December 31, 2009 accrued and/or paid consisted John Simmonds, CEO, Carrie Weiler, Corporate Secretary, Gary Hokkanen, CFO, and Wireless Age Communications, Inc. (a related party due to certain common officers, directors and ownership), for the services of managerial level accounting and finance personnel.  Year over year management fees decreased $117,128 primarily as a result in a change in management.  Management fees during the nine month period ended December 31, 2008 were for the services of Mike Hetherman, CEO; Carrie Weiler, our Corporate Secretary; Gary Hokkanen, our CFO; and a related party due to certain common officers, directors and ownership for the service of managerial level accounting and finance personnel.

We incurred office and general expenses of $94,813 in the nine month period ended December 31, 2009, compared to $147,410 during the same period ended December 31, 2008, a decrease of $29,946.  During the nine month period ended December 31, 2008 the new PLM business plan was initiated and required significantly more resources during the Company’s current state of evolution. In addition, during the nine month period ended December 31, 2009 the Company has focused on strict cost control measures to address limited financial resources.  Office and general expenses include travel, communications and other similar costs associated with operating the business in its current state of evolution.  We expect operating costs to increase as we pursue new business.

We also incurred professional and consulting fees of $27,618 in the nine month period ended December 31, 2009, compared to $242,248 during the same period ended December 31, 2008 a decrease of $214,630.  Higher costs during fiscal 2009 are a result of the Company’s initial development of the Company’s business and strategy.

We incurred interest expense of $26,969 during the period ended December 31, 2009, compared to $30,482 during the nine month period ended December 31, 2008 arising from related party liabilities.

We recorded a foreign currency loss of $141,999 during the nine month period ended December 31, 2009 in comparison to a gain of $119,631 for the comparative period ended December 31, 2008.  A substantial portion of the Company’s liabilities and expenses are transacted in Canadian Dollars.  For the nine month period ended December 31, 2009, the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

The Company recorded interest income of $1,627 during the current period under a $200,000 promissory note (which the Company records at a carrying value of $nil) pursuant to which the Company sold the tradename “Lumonall” (Note 7).

As a result, we incurred a net loss of $445,740 during the nine month period ended December 31, 2009, compared to a net loss of $512,568 during the same period ended December 31, 2008.

Management expects the operating losses to continue until breakeven operations are achieved through royalties paid or until the proposed Cleanwear acquisition generates sufficient profits to offset corporate costs. Additional financing will be required in order to offset pre-breakeven operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets decreased from $129,448 at March 31, 2009 to $47,575 at December 31, 2009, substantially as a result of the sale and transfer of $123,441 in inventory. As at December 31, 2009, the Company assets consisted of a $47,575 (CAD$50,000) deposit made on the proposed Cleanwear acquisition.

Our total liabilities increased from $1,308,409 at March 31, 2009 to $1,668,276 at December 31, 2009, an increase of $359,867.  Accounts payable increased to $484,554 from $377,863, an increase of $106,691, amounts of which are primarily due to costs incurred for professional and consulting services.  Due to related parties balance increased from $809,171 at March 31, 2009 to $1,060,554 at December 31, 2009. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Distributor deposits for the future purchase of photo luminescent products remained unchanged at $121,367.

The stockholders’ deficiency increased from ($1,178,961) at March 31, 2009 to ($1,620,701) at December 31, 2009.  The increase is primarily attributable to our loss of $445,740 during the nine months ended December 31, 2009.

At December 31, 2009, we had a working capital deficit of $1,620,701.  We had cash balances of $Nil at December 31, 2009 and we are largely reliant upon our ability to arrange equity private placements or alternatively advances from related parties to pay expenses as incurred.  In addition to normal accounts payable of $484,554 we also owe related parties $1,060,534 without specific repayment terms and $121,367 in distributor deposits. Our only source for capital could be loans or private placements of common stock.

The board of directors has authorized management to complete a $100,000 private placement consisting of up to 50,000,000 common shares at $0.002 per share. As of December 31, 2009, the Company had received $4,000 in such subscriptions and as of February 22, 2010 has received $55,000. Management is hopeful that it will be successful in completely the full private placement prior to March 31, 2010.

Management also believes that if the proposed Cleanwear acquisition is completed the Company’s financial position will improve substantially and the Company will begin to record new revenues from the sale of clean room products. It is also anticipated that the acquisition will provide the impetus to restructure the Company’s balance sheet and negotiate repayment of related party liabilities on a mutually beneficial basis.

During the nine months ended December 31, 2009 we; 1) used $209,802 used in cash in operating activities arising primarily from operating losses, 2) used $47,575 in investing activities, and 3) generated $257,176 in cash from financing activities. Financing activities included $251,355 funded from related parties.

For the nine month period ended December 31, 2009, the Company’s operations were substantially funded by related parties.  In order to ensure the success of the business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

The Company relies heavily upon loans from related parties, specifically Newlook, to further provide capital contributions. As at December 31, 2009 the Company was indebted to Newlook in the amount of $751,550. During the nine month period ended December 31, 2009, amounts owed to Newlook increased $186,047, a result of $41,077 of cash advances, $26,969 of accrued interest and $118,001 relating to a foreign exchange loss.  Amounts received from Newlook are recorded in Canadian Dollars and during the nine month period ended December 31, 2009, the Canadian dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

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

Going concern qualification: We have incurred significant losses from operations for the three months ended December 31, 2009, and such losses are expected to continue.  In addition, we have a working capital deficit of $1,620,701 and an accumulated deficit of $5,003,780.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing. Management also believes that the Cleanwear acquisition if consummated will improve the Company’s results from operations and financial position. There is no guarantee that the Cleanwear acquisitions will close or that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements.

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

There have been no significant changes in our internal controls over financial reporting during the third quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

On November 9, 2009 the Company filed Form 8-K describing its entry into a Letter of Intent with Mr. Jonathon M. Harris.

The Company filed Form 8-K on October 6, 2009 and Form 8-K/A on October 14, 2009 to discuss the resignation of its current auditors in connection with their merger, the Company engaged the new firm resulting from the merger.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lumonall Inc.

Date: February 22, 2010	By:	/s/ John Simmonds
Name: John Simmonds
Title: Chief Executive Officer and Chairman

	By:	/s/ Gary N Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer